Form 10-K
period 1995-12-31
SUPER 8 MOTELS TEXAS LTD
filed 1996-06-03
CIK 313299

FORM 10-K

            SECURITIES AND EXCHANGE COMMISSION
                 Washington, D. C. 20549

    [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 29, 1995,  or

    [ ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to ________.

    Commission file number 0-9708.

                  SUPER 8 MOTELS TEXAS, LTD.
    (Exact name of registrant as specified in its charter)

   State of Organization TEXAS            IRS Identification No.74-2062237

    P. O. Box 969             Rockwall, TX            75087
     (Address of principal executive offices)         (Zip Code)

    Registrant's telephone number           (214)  771-6783

    Securities registered pursuant to Section 12(b) of the Act:  NONE

    Securities registered pursuant to section 12(g) of the Act:
      Limited Partnership Interests
              (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                YES  X    NO_____

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                 Not Applicable to Registrant.

           DOCUMENTS INCORPORATED BY REFERENCE

     Certain Exhibits in Part IV are hereby incorporated by reference from the Registrant's Form 10-K for the year ended December 29, 1989, the Registrant's Form 10-K for the year ended December 28, 1990 and the Registrant's Form 10-K for the year ended December 31, 1993.


                          PART I

    Item 1. Business.

    Historical Development of Business

     Super 8 Motels Texas, Ltd., a Texas limited partnership (the "Partnership") was organized in September 1979 for the purpose of developing and operating "budget" hotels in Texas. The initial general partners of the Partnership were Michael G. Guhin, William
    E. Hauck, Dennis A. Brown and William E. Wells (the "Original General Partners").

     The Partnership was initially capitalized through a public offering and sale of 2,437 Units of Limited Partnership interest (the "Interests"). The Interests were sold for a purchase price of $500 per Interest. The initial offering terminated in October 1980.
    A second public offering of 7,563 Interests was completed in March 1982. The total capitalization of the Partnership was 10,000 Interests for an aggregate of $5,000,000.

     The proceeds of both offerings were used to acquire 3.5 acres of land, develop, and operate a 126 room hotel near the Houston Intercontinental Airport in Harris, County, Texas. The land which is located at the corner of Drummet (John F. Kennedy) and North Belt streets was purchased for approximately $990,000 cash. Construction of the hotel facility cost approximately $2,000,000. The Partnership paid the Original General Partners an Acquisition Fee in the amount of $203,350 for the acquisition and development of the property. In addition the Partnership paid $265,000 to construct a 23,000 square feet restaurant which was leased to a Kopper Kettle franchisee who purchased the restaurant during 1990.

     The Partnership entered into a franchise agreement with a basic term of 20 years with Super 8 Motels, Inc. and paid a franchise fee of $15,000 plus $100 for each guest room over 120. Under the terms of the franchise agreement the Partnership paid monthly franchise fees equal to 4% of gross room revenue and an additional 1% of gross room revenues to a Super 8 advertising fund managed by the franchisor. One-half of the franchise fees for the first five years and three-fourths of such fees since that time were retained by Super 8 Motels, Inc. The balance of such fees were paid to the Original General Partners.

     In September 1993, Super 8 Motels, Inc. (Super 8) and the Partnership agreed to terminate the Super 8 System Franchise agreement (Franchise Agreement) dated November 13, 1980. The Partnership executed an agreement with Super 8's affiliate, Ramada Franchise Systems, Inc. (Ramada) to convert the hotel to a Ramada Limited facility. The conversion was effective June 30, 1994. Under the new agreement, the Partnership pays to the franchisor monthly, fees equal to 3.5% of its gross room revenues through June 29, 1995 and 4% thereafter, and contributes
    4.5% of its gross room revenues to a fund administrated by the franchisor for advertising, promotion, training, reservation and other related services and programs.

     From 1983 through 1985 the Partnership's hotel was managed by Super 8 Management, Inc. a subsidiary of Super 8 Motels, Inc., an affiliate of the Original General Partners. From 1986 through May 31, 1989 the hotel was managed by Brown, Brosche Financial, Inc., an affiliate of the Original General Partners. On June 1, 1989 Westbrooke Hospitality Corporation ("WHC") became manager of the Partnership property (the "Property Manager"). See Item 3. Legal Proceedings.

    Narrative Description of Partnership's Business

     On June 1, 1989 Martin J. Cohen and Two-Two-Two Hotel, Inc. ("TWO") became the new general partners of the Partnership. TWO is wholly owned by the Property Manager. For its property management services the Property Manager receives a base management fee equal to the greater of: three percent (3%) of the gross revenue of the hotel or $36,000. The Property Manager is also entitled to receive an incentive management fee equal to ten percent (10%) of the gross operating profit. For the year ended December 29, 1995, the Property Manager received aggregate fees of $60,619.

     The Property Manager employs five (5) desk clerks, twelve (12) housekeepers, two (2) houseman, one (1) laundry worker, one (1) bellmen/van driver, one (1) hospitality attendant, two (2) maintenance men, one (1) sales director and one (1) hotel manager. Ten (10) of such employees are part-time.

     The occupancy percentages and average daily room rates at the hotel and the annual cost of operations for the past five years are set forth below:


    Year    Percent    Average   Annual    Annual
            Annual     Daily     Operating Operating
            Occupancy  Room      Revenue   Expenses
                       Rate                Less Depreciation
                                           and Amortization

    1995    76%       $34.74    $1,266,281    $1,186,347
    1994    69%       $32.42    $1,071,174    $1,059,372
    1993    58%       $30.96    $  876,428    $  818,591
    1992    47%       $30.01    $  730,977    $  878,017
    1991    64%       $25.94    $  837,810    $  805,017


     In addition to the operating expenses paid in 1995, 1994 and 1993, the Partnership spent $6,606, $451,256 and $5,925, respectively, on capital additions.

     The hotel is located in a highly competitive market area. There are approximately 5,600 hotel rooms in the general vicinity of the hotel. Many of these hotels have much greater financial resources and more experienced personnel than that of the Partnership. Most are a part of national chains with high consumer name recognition. There has and continues to be an over supply of hotel rooms in the area surrounding the location of the Partnership's hotel.

    Set forth below is a comparison of certain hotels that compete with the Partnership.

    Property   Number    Average   Published  Special  Percent
               of Rooms  Percent   Single     Airline  Airline
                         Annual    Room       Rate     Business
                         Occupancy Rate

                 #          %       $          $         %

    Holiday Inn
       Express    200      55        58         28      20

    Sheraton      420      69       120         60      15

    Doubletree    309      79       143         85       5

    Holiday Inn   306      77        89         35      25

    La Quinta     122      71        63        N/A     N/A

    Clarion       220      60        71         29      35


      The foregoing information was obtained by the hotel manager in March 1996 in telephone conversations with personnel of the other properties. The information has not been verified by any third party. Therefore, there can be no assurance that the information represents the actual rates or operations of such properties.

     Employees of the various airlines which service the Houston Intercontinental Airport provided approximately 31% of the room rentals at the hotel during 1995 and approximately 20% to 26% in 1993 and 1994. Airline employees currently pay a daily single rate of $28 for lodging at the Partnership's hotel. The Property Manager anticipates that airline employee lodging will result in daily room rentals of approximately 30% of the hotel's 126 rooms in 1996.

     Because competition is so intense in the area and the number of room rentals by airline employees and airline contract business, the Partnership's hotel average room rate of $34.74 is below the current published room rates. Set forth below are the Partnership's current published room rates.

                                            Published
                                            Daily
                                            Room
                                            Rate
    Number of Occupants and Room Type

    One person, one bed                     $58.00
    Two persons, one bed                    $65.00
    Two persons, two beds                   $65.00
    Three persons, two beds                 $72.00
    Four persons, two beds                  $79.00

    Item 2. Properties.

     The Partnership owns in fee simple approximately 2.72 gross acres of real property at the northeast corner of the intersection of Drummet (John F. Kennedy) and North Belt streets in Harris County Texas. The property is approximately 15 miles north of downtown Houston. It is a part of the World Houston International Business Center. The Partnership owns a building that is located on the real property. The building is a three story 126 hotel that rents rooms on a daily basis. The hotel also has one hospitality room, two rooms rented as offices, an exercise room and a swimming pool with a spa and sauna. The hotel building is constructed of stucco over a wood frame in a pseudo-Tudor design. The guest rooms contain approximately 220 square feet and can accommodate one to four occupants. In addition to the sleeping area which contains one or two beds, there are clothing storage and dressing areas and bathroom with a tub/shower combination in each guest room. All the guest rooms are fully carpeted and decorated in a similar fashion.

     In September, 1990, the Partnership sold its 23,000 square foot restaurant building and approximately .78 acres of land for $500,000.


    Item 3. Legal Proceedings.

     On January 9, 1989, a Limited Partner filed a law suit in the District Court of Dallas County, Texas for the benefit of the majority of Limited Partners naming the Original Limited Partners as defendants and seeking to enjoin the sale of the Partnership's property and dissolution of the Partnership; requesting the court to remove the Original General Partners and Appoint the Current General Partners; and, enforce the provisions of the limited partnership agreement relating to dissolution, removal of General Partners and amendment of the Partnership agreement. On March 24, 1989 the court signed an agreed order of summary judgment in favor of the Limited Partners.


    Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of the fiscal year ended December 29, 1995 to a vote of the limited partners.




          (THIS SPACE INTENTIONALLY LEFT BLANK)

                         PART II

    Item 5.  Market for registrant's Common Equity and Related Stockholder
    Matters.


    Market Information

     There is no trading market for the Interests of the Partnership and none is expected to develop.

    Holders

     As of December 29, 1995, approximately 720 persons held Interests of the Partnership.

    Dividends

     The Partnership does not make dividend distributions. Under the terms of the Limited Partnership Agreement the Limited and General Partners are entitled to receive cash distributions, if any, from the Partnership. Effective June 1, 1989, the Limited Partners are entitled to receive pro rata, based on the number of the Interests held by a person bears to the total Interests outstanding, 99% of such cash distribution. The General Partner is entitled to 1% of such distribution.

     The Partnership has not made any cash distributions since the first quarter of 1984. The General Partners do not anticipate that the Partnership will have any cash available for distribution to the Partners in 1996.

    Item 6. Selected Financial Data.

     Set forth below is selected financial data of the Partnership for the past five years. This financial data should be read in conjunction with the financial statements and related notes included elsewhere in this report.




                               Fiscal Year Ended

                           1995      1994      1993      1992    1991

    Gross Revenues    $ 1,266,281  1,071,174    876,428    730,977   837,810
    Net Income (Loss) $   (60,276)    32,729    (40,566)  (231,346)  (40,306)
    Net Income (Loss)
     Per Unit         $     (5.97)      3.24      (4.02)    (22.90)    (4.03)
    Total Assets      $ 2,847,672  2,944,914  2,611,092  2,667,036 2,871,656
    Long-Term
     Obligations      $   326,838    371,838    134,012    134,012   134,012
    Cash Distributed
     Per Interest     $      0.00       0.00       0.00       0.00      0.00

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL  CONDITION AND RESULTS OF OPERATIONS.


    Results of Operations

     1995 Versus 1994

     Total revenues from the Partnership's hotel operations increased by $195,107 from $1,071,174 in 1994 to $1,266,281 in 1995. The hotel's change in room revenues was a result of a 7.2% increase in the average daily rate from $32.42 in 1994 to $34.74 in 1995, while occupancy increased from 69% in 1994 to 76% in 1995. Management attributes the increase in occupancy to improved economic conditions in the area, increased marketing efforts of the facility, change to the Ramada Limited franchise and the favorable guest response to the renovation completed in 1994. Other revenues (primarily consisting of telephone revenues, interest income and other hotel guest charges) increased 12.4% or $6,578 between 1995 and 1994. The major increase in other revenues was the result of increase in telephone revenues.

     The net loss from operations decreased from $101,283 in 1994 to $60,276 in 1995. The decrease in net losses resulted from the increase in operating revenues in excess of the increase in operating expenses as further described below. The partnership recognized an unusual item for the reduction of deferred management fees of $134,012 in 1994, resulting in net income for 1994 of $32,729.

     Operating expenses increased by $154,100 from $1,172,457 in 1994 to $1,326,557 in 1995. Substantial increases in room expenses were incurred as a result of additional costs associated with the increase in the number of rooms occupied in 1995 over 1994. Depreciation and amortization expenses increased by $27,125 in 1995 as a result of the depreciation expense incurred on the capital improvements placed in service in June 1994. Interest expense increased by $20,387 in 1995 as a result of the financing costs incurred to fund the capital improvements required for the conversion. Franchise fees increased by $33,977 in 1995 as a result of the increase in room revenue and the higher fees charged by Ramada.

     1994 Versus 1993

     Total revenues from the Partnership's hotel operations increased by $194,746 from $876,428 in 1993 to $1,071,174 in 1994. The hotel's change in room revenues was a result of a 4.7% increase in the average daily rate from $30.96 in 1993 to $32.42 in 1994, while occupancy increased from 58% in 1993 to 69% in 1994. Management attributes the increase in occupancy to improved economic conditions in the area, increased marketing efforts of the facility, change to the Ramada Limited franchise and the favorable guest response to the renovation completed this past year. Other revenues (primarily consisting of telephone revenues, interest income and other hotel guest charges) increased 26.2% or $11,015 between 1994 and 1993. The major increase in other revenues was the result of increase in guaranteed no show revenues.

     The net loss from operations increased from $40,566 in 1993 to $101,283 in 1994. The increase in net losses resulted from the increase in operating expenses in excess of the increase in room revenue as further described below. The partnership recognized an unusual item for the reduction of deferred management fees of $134,012 in 1994, resulting in net income for 1994 of $32,729.

     Operating expenses increased by $255,463 from $916,994 in 1993 to $1,172,457 in 1994. Substantial increases in operating expenses were incurred as a result of additional costs associated with the conversion of the hotel to the Ramada Limited franchise. Additional rooms department supplies and other items were purchased to stock the hotel with Ramada Limited logo items and the additional cost of providing guests complimentary breakfast required by Ramada. Maintenance and repairs expenses increased by $54,334 to improve the overall condition of the facility to conform with the standards of the new franchise. Interest expense increased by $25,000 as a result of the financing costs incurred to fund the capital improvements required for the conversion. Franchise fees increased by $25,312 as a result of the increase in room revenue and the higher fees charged by Ramada.


     Inflation

     The Partnership's costs of operations, including labor, supplies, utilities, insurance and real estate taxes are significantly affected by inflationary factors. The Partnership pays many of its hourly employees at or slightly above the federal mandated minimum wage requirements. The increases in the federal minimum wage rates effective in April 1990 and April 1991 resulted in higher costs to the Partnership.

     Financial Conditions, Liquidity and Capital Resources

     At December 29, 1995, the Partnership's current liabilities of $206,336 exceeded its current assets of $129,469 by $76,867. The Partnership's current assets increased by $30,173 and its current liabilities increased by $8,034. The increase in current assets and increase in current liabilities is principally the result of the improvement in cash flow from operations in 1995 over 1994.

     Management attributes the Partnership's present lack of liquidity, as reflected by the above numbers, to negative cash flow from operations in previous years and major capital expenditures in 1992 and 1994. Whereas in earlier years the Partnership had offset negative cash flow from operations through the sale of the restaurant building, no such source is possible to offset future operating losses or capital expenditures.

     Outlook

     In previous years the hotel has relied on contract airline business to provide a substantial portion of the hotel's annual room revenue. The hotel experienced a substantial decline in the contract airline business in 1992, resulting in decreased room revenues for the year. In 1993, the hotel replaced most of the contract airline business with higher rated corporate business as a result of the renovated guest rooms. In 1994 and 1995, the hotel experienced an increase in contract airline business and airline employee commuter business.

     In order to offset the lost airline business, the hotel spent $240,478 in 1992 and $451,256 in 1994 on capital expenditures to upgrade the guest rooms to improve the marketability of the hotel. As a result of these expenditures, the increased marketing efforts at the hotel and the change to the Ramada Limited franchise, management anticipates the 1996 occupancy level to approach 75%, with average daily rates in the range of $36.00 to $38.00 for the year.


    Item 8. Financial Statements and Supplementary Data.

     See Financial statements and Notes to Financial Statements attached here at pages F-1 through F-10.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.





          (THIS SPACE INTENTIONALLY LEFT BLANK)

                        PART III
    Item 10. Directors and Executive Officer of Registrant.

     The Partnership Agreement was Amended and Restated effective June 1, 1989 to admit Martin J. Cohen and Two-Two-Two Hotel, Inc., a Texas corporation, the General Partners of the Partnership.

     Martin J. Cohen, age 60, is the Managing General Partner of the Partnership. Mr. Cohen has since June 1987 owned and operated Martin J. Cohen Financial Services, a financial planning and investment services company. Prior to forming his present company Mr. Cohen was from 1978 a principal with Balanced Financial Corporation which was also a financial planning and investment services company. Between 1960 and 1978, he was a registered representative with Eppler, Guerin & Turner a Dallas, Texas based New York Stock Exchange brokerage firm. Mr. Cohen has not previously managed a limited partnership.

     Two-Two-Two Hotel, Inc. is a wholly owned subsidiary of WHC. WHC effective June 1, 1989 became the Property Manager of the Partnership property, a 126 room hotel near the Houston Intercontinental Airport. WHC is located at 4441 West Airport Frwy, Irving, TX 75062, phone number
    (214) 258-0900.

     Peter A. Gerard, age 50 is President, Treasurer and Director of TWO. Mr. Gerard has been Chairman of WHC since January 1993. From May 1984 until January 1993, he served as Executive Vice President for the Company. Prior to joining WHC he was a senior vice-president for corporate finance with Schneider, Bernet & Hickman, a Dallas based stock brokerage company. Mr. Gerard holds a bachelor's degree from Yale and a MBA from Harvard.

     Albert E. Stevens, age 43, is Vice-President, Secretary and Director of TWO. Mr. Stevens has served as President of WHC since January 1993. Prior to assuming this position he had since 1972 served in several operating positions with WHC. Mr. Stevens holds a bachelor's degree from the University of Texas at Arlington and a MBA from Southern Methodist University.

     The principals of WHC have managed hotels since 1972. WHC currently has six hotel facilities under management in four states. WHC has been involved in "turnaround" management of troubled hotel properties. WHC utilizes computerized accounting and control systems that track each property and generates daily management reports. WHC has an in house training program and a planned marketing and sales program for each property it manages.

    Item 11. Executive Compensation

    Managing General Partner Fee.

     Under the terms of the Amended Partnership Agreement Martin J. Cohen is entitled to receive a fee of $50.00 per hour plus expenses for the time he spends conducting the affairs of the Partnership. Under this provision Mr. Cohen received $8,600, 9,800 and $8,800 for 1995, 1994 and 1993, respectively.

    Property Management Fee.

     Under the terms of the management contract between the Partnership and WHC, WHC shall be entitled to receive a base management fee equal to the greater of: three percent (3%) of the Gross Revenue of the Partnership property or $36,000 per year. Management fees were $37,979 for the year ended 1995 and $36,000 for the years ended 1994 and 1993. In addition to the base management fee, WHC is entitled to an incentive management fee equal to ten percent (10%) of the gross operating profit, as defined. Incentive management fees were $22,640 and $11,267 for 1995 and 1994, respectively.

    Accounting Service Fee.

     Under the terms of the management contract, Westbrooke Financial Services Corporation, a wholly owned subsidiary of WHC, provides accounting, data processing and internal auditing to the property. Service fees of $26,346, $13,000 and $15,750 were paid for 1995, 1994 and 1993, respectively.


    General Partners' Interest in Cash Available for Distribution.

     Under the terms of the Amended Partnership Agreement the General Partners will receive 1% of cash distributions from the Partnership.

    General Partners' Interest In Net Proceeds of Sales and Financing of Partnership Property.

     After the Limited Partners have received 100% of their capital contribution from all sources, any remaining proceeds of sale of the property or financing shall be distributed 85% and 15% respectively to the Limited Partners and the General Partners.

    Sharing Among the General Partners.

     The Current General Partners have entered into an agreement among General Partners which provides for Mr. Cohen to approve WHC's operating budget for the Partnership property. The agreement also provides that the General Partners shall each receive fifty percent (50%) of any General Partner cash distributions from the Partnership.

General Partners' Option to Purchase Partnership Interest.

     The amended and restated Partnership agreement provides that the General Partners have an option for 120 months to acquire a 20% interest in the revenues (losses) of the partnership upon the payment of $500,000 to the Partnership.

    Item 12. Security Ownership of Certain Beneficial Owners and Management.

    Security Ownership of Certain Beneficial Owners.

     No person is known by the Partnership to be the beneficial owner of more than 5% of the Interest.

    Equity Ownership of Management.

     Neither of the General Partners own any Limited Partner Interests of the Partnership.

    Changes In Control.

     The Partnership agreement provides that the General Partners may be removed and a successor General Partner appointed by a majority vote of the Limited Partners.

     There are no arrangements, known to the Partnership, including any pledge by any person of Interests of the Partnership, the operation of which may at a subsequent date result in a change of control of the Partnership.

    Item 13. Certain Relationships and Related Transactions.

     See: Item 11. Executive Compensation.









          (THIS SPACE INTENTIONALLY LEFT BLANK)

                         PART IV


    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) 1, 2, d. The financial statements and related schedules are listed in the Index to Financial Statements and Schedules in item 8 of this Report and are incorporated herein by reference in answer to this Item 14a and 1, 2, and d.

    3. Exhibits

     (10) Material Contracts

    (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                        SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    March 27, 1996                      SUPER 8 MOTELS TEXAS, LTD.



                                   /s/ Martin J. Cohen
                                   Martin J. Cohen, Managing
                                   General Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





                                   /s/ Martin J. Cohen
                                   Martin J. Cohen, Managing
                                   General Partner, principal
                                   executive officer of
                                   Registrant

                                   March 27, 1996


                                   Two-Two-Two Hotel, Inc.,
                                   General Partner, principal
                                       executive officer of
                                       Registrant



                                   /s/ Peter A. Gerard
                                   Peter A. Gerard, President

                                   March 27, 1996

                    INDEX OF EXHIBITS


    ITEM       DESCRIPTION                                  PAGE

    (3) & (4)  Second Amended and Restated Certificate of
          Limited Partnership*

    (10)

    10.1       Super 8 Franchise Agreement*

    10.2       Restaurant Lease*

    10.3       Property Management Agreement*

    10.4       Contract of Sale of Restaurant and Related Land**

    10.5       Ramada Limited Franchise Agreement***
    _______________________________
    * Incorporated by reference from Registrants Form 10-K for the year ended December 29, 1989.

    **Incorporated by reference from Registrants Form 10-K for the year ended December 28, 1990.

    ***Incorporated by reference from Registrants Form 10-K for the year ended December 31. 1993.