Form 10-Q
period 1996-06-28
SUPER 8 MOTELS TEXAS LTD
filed 1996-08-02
CIK 313299

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549


          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




  For Quarter Ended                               Commission File
                                                    Number
  June 28, 1996                                        0-9708

                      SUPER 8 MOTELS TEXAS, LTD.
        (Exact name of registrant as specified in its charter)

  State of Organization TEXAS      IRS Identification No. 74-2062237

  P. O. Box 969, Rockwall, TX                         75087-0969
  (Address of principal executive offices)            (Zip Code)


  Registrant's telephone number, including area code:  (214) 771-6783



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X      No

                  SUPER 8 MOTELS TEXAS, LTD.
                   (A Limited Partnership)
                        June 28, 1996

                           CONTENTS

  PART I.  FINANCIAL INFORMATION                          Page

   ITEM 1.  FINANCIAL STATEMENTS

        Balance Sheets                                          3

        Statement of Operations
          Three Months ended June 28, 1996 and
          June 30, 1995                                         4

        Statement of Operations
          Six Months ended June 28, 1996 and
          June 30, 1995                                         5

        Statement of Partners' Equity                           6

        Statement of Cash Flows
          Six Months ended June 28, 1996 and
          June 30, 1995                                         7

        Notes of Financial Statements                           8 - 9

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OF
              OPERATIONS                                        10

  PART II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDING                                    10

   ITEM 2.  CHANGES IN SECURITIES                               10

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                    11

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS                                      11

   ITEM 5.   OTHER INFORMATION                                  11

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                   11

                  SUPER 8 MOTELS TEXAS. LTD.
                   (A Limited Partnership)
                        BALANCE SHEETS
             June 28, 1996 and December 29, 1995


                   ASSETS
                              1996                   1995
                                        Unaudited

 CURRENT ASSETS
    Cash                                     $   89,053            $ 48,744
    Accounts Receivable, net of allowance for
     doubtful accounts of $3,950 in 1996
     and $3,898 in 1995                          61,702              59,923
    Prepaid expenses                              7,297              20,802

Total current assets                            158,052             129,469

PROPERTY AND EQUIPMENT
   Land                                         769,800             769,800
   Building and improvements                  2,539,443           2,539,443
   Furniture and equipment                      471,032             408,990
                                              _________           _________
                                              3,780,275           3,718,233
   Accumulated Depreciation                   1,106,442           1,038,302

                                              2,673,833           2,679,931

   OTHER ASSETS                                  28,379              38,272

                                            $ 2,860,264         $ 2,847,672

           LIABILITIES AND PARTNERS' EQUITY

   CURRENT LIABILITIES
       Current portion of mortgage payable  $    45,000         $    45,000
       Accounts payable                          89,569              64,701
       Sales tax payable                         39,251              34,953
       Property taxes payable                    18,644              37,060
       Accrued compensation                      26,245              22,735
       Accrued interest payable                   1,440               1,887

         Total current liabilities              220,149             206,336

   MORTGAGE PAYABLE, less current portion       304,338             326,838

   PARTNERS' EQUITY                           2,335,777           2,314,498
                                            $ 2,860,264         $ 2,847,672




     The accompanying notes are an integral part of this
                          statement.















                 SUPER 8 MOTELS TEXAS, LTD.
                  (A Limited Partnership)
                  STATEMENTS OF OPERATIONS
             FOR THE THREE MONTH PERIODS ENDED
               June 28, 1996 and June 30, 1995
                        (Unaudited)



                                                   1996   1995

          AVERAGE ROOM RATE                   $  36.63  $  34.78

          OCCUPANCY PERCENTAGE                    83.5%     70.8%

  Revenues
          Room rentals                          350,644  282,407
          Other                                  13,239   13,671

                                                363,883  296,078
  Expenses
          Departmental:
               Rooms                            114,527   98,027
               Other                              5,626    5,819
          General and administrative             59,254   57,425
            Sales                                11,279   12,080
            Franchise fees                       29,789   22,699
            Utilities                            28,484   25,183
            Maintenance & Repair                 30,090   20,924
            Management fees                      18,626   13,461
            Depreciation                         34,070   34,811
            Amortization                            703      703
            Property taxes                        9,774   11,537
            Insurance                             7,560    8,680
            Interest                             10,183   11,623
                                                359,965  322,972

  NET INCOME (LOSS)                           $   3,918 $(26,894)



  The accompanying notes are an integral part of this statement.


                 SUPER 8 MOTELS TEXAS, LTD.
                  (A Limited Partnership)
                  STATEMENTS OF OPERATIONS
              FOR THE SIX MONTH PERIODS ENDED
               June 28, 1996 and June 30, 1995
                        (Unaudited)



                                               1996        1995

          AVERAGE ROOM RATE                  $  37.65    $  34.67
          OCCUPANCY PERCENTAGE                  83.1%       74.7%
    Revenues
          Room rentals                        717,724     593,597
          Other                                30,348      26,504
                                              748,072     620,101
    Expenses
          Departmental:
          Rooms                               220,029     195,234
          Other                                12,566      12,483
          General and administrative          127,049     113,822
          Sales                                24,191      17,982
          Franchise fees                       61,120      47,782
          Utilities                            54,578      50,354
          Maintenance & Repair                 63,759      49,891
          Management fees                      38,781      30,178
          Depreciation                         68,140      69,622
          Amortization                          1,406       1,406
          Property taxes                       19,548      23,074
          Insurance                            15,120      17,360
          Interest                             20,506      23,389

                                              726,793     652,577

      NET INCOME (LOSS)                    $   21,279  $  (32,476)





























  The accompanying notes are an integral part of this statement.



                 SUPER 8 MOTELS TEXAS, LTD.
                  (A Limited Partnership)
               STATEMENT OF PARTNERS' EQUITY
              FOR THE SIX MONTH PERIODS ENDED
              June 28, 1996 and June 30, 1995
                        (Unaudited)



                                 General       Limited
                                Partners      Partners       Total


  Balance - December 30, 1994  $  (17,844)  $  2,392,618  $  2,374,774

  Net Income (Loss) - Three
  Months Ended March 31, 1995         (56)        (5,526)       (5,582)

  Net Income (Loss) - Three
  Months Ended June 30, 1995         (269)       (26,625)      (26,894)

  Balance - June 30, 1995      $  (18,169)  $  2,360,467  $  2,342,298

  Balance - December 29, 1995  $  (18,446)  $  2,332,944  $  2,314,498

  Net Income (Loss) - Three
  Months Ended March 29, 1996         174         17,187        17,361

  Net Income (Loss) - Three
  Months Ended June 28, 1996          392          3,526         3,918

  Balance - June 28, 1996      $  (17,880)  $  2,353,657  $  2,335,777























  The accompanying notes are an integral part of this statement.

                 SUPER 8 MOTELS TEXAS, LTD.
                  (A Limited Partnership)
                  STATEMENT OF CASH FLOWS
      Six Months Ended June 28, 1996 and June 30, 1995
                       (Unaudited)


                                               1996             1995

 Cash flows from operating activities
     Net income (loss)                       $  21,279    $  (32,476)
     Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities
         Depreciation and amortization          69,546        71,028
         Change in operating assets and
          liabilities
               Accounts receivable              (1,779)       15,567
               Prepaid expenses                 13,505         8,441
               Other assets                      8,487         2,298
               Accounts payable                 24,868       (14,067)
               Sales tax payable                 4,298         1,135
               Property taxes payable          (18,416)      (11,770)
               Accrued compensation              3,510        (3,247)
               Accrued interest                   (447)          (22)
           Net cash provided by (used
                 in) operating activities      124,851        36,887

Cash flows from financing activities
     Payments made on mortgage payable         (22,500)      (22,500)

           Net cash provided by (used
                 in) operating activities      (22,500)      (22,500)

Cash flows from investing activites
     Property additions

  (62,042)

                                                      (6,228)


  Collections on note receivable                        7,189


  Net cash provided by (used in)
     investing activities                  (62,042)        961

  NET INCREASE (DECREASE)IN CASH            40,309      15,348

  Cash at beginning of year                  48,744        803
  Cash at end of period                   $  89,053  $  16,151

  Interest paid during the period         $  20,954  $  23,411



    The accompanying notes are an integral part of this statement.

                 SUPER 8 MOTELS TEXAS, LTD.

               NOTES TO FINANCIAL STATEMENTS

  NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

   Depreciation

   Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by the straight-line method. Accelerated methods of depreciation are used for tax purposes.

   Federal Income Taxes

   Federal income taxes (benefits) are not reflected in the financial statements as the partners individually report their distributive shares of the taxable income or loss of the Partnership.

   Fiscal Year

   The Partnership's fiscal year ends on the Friday nearest December 31.
     Fiscal years 1996 and 1995 are comprised of fifty-two week periods.

  NOTE B - PARTNERSHIP AGREEMENT

   The Partnership was formed under the laws of the State of Texas in September
     1979. The Partnership was organized to develop and operate nonspecified "budget" hotels in Texas.

   Allocation of cash distributions and income (losses) are 99% and 1%, respectively, to limited partners and general partners.

   The general partners have an option which expires in 1999 to purchase a special 20% limited partner interest for $500,000.

   Franchise Fees

   Effective June 30, 1994, the partnership received approval from Ramada
     Franchise Systems, Inc. to operate the facility as a Ramada Limited hotel for a term of fifteen years subject to Ramada having the right to terminate the license without cause effective on the fifth anniversary of the license. Prior to June 30, 1994, the Partnership paid to Super 8 Motels, Inc. monthly fees equal to 4% of its gross room revenue and contributed an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. Effective June 30, 1994, the Partnership will pay to Ramada Franchise Systems, Inc. monthly fees equal to 3.5% of its gross room revenue for the first twelve months from the effective date of the Ramada license and 4% of its gross room revenue beginning in the thirteenth month through the balance of the license term. In addition, the partnership must contribute 4.5% of its gross room revenue to Ramada Inter-National Association for marketing, reservation systems and other assessments. Franchise fees were $61,120 and $47,782 for the six months ended June 28, 1996 and June 30, 1995, respectively.

                  SUPER 8 MOTELS TEXAS, LTD.

  NOTE C - RELATED PARTY TRANSACTIONS

   Management Fees

   An affiliate of one of the former General Partners managed the hotel for the Partnership until May 31, 1989. The fee for this service was 5% of gross operating revenues from Partnership operations. This management fee was payable monthly; however, three-fifths of the management fee was deferred until receipt by the Limited Partners of a cumulative 10% per annum pre-tax return on their adjusted capital contributions. During 1994 this obligation was written off because it was determined that it was unlikely to require payment in the future.

   On June 1, 1989, an affiliate of one of the current General Partners assumed management of the hotel. For its services, the management company receives a base management fee equal to the greater of three percent
     (3%) of the Gross Revenues of the hotel or $36,000 per year. In addition to the base management fee, the management company receives an incentive management fee equal to ten percent (10%) of Gross Operating Profit. For the six months ended June 28, 1996 and June 30, 1995, management fees were $38,781 and $30,178, respectively. Additionally, accounting service fees paid to another affiliate of a general partner were $14,000 and $13,000 for the six months ended June 28, 1996 and June 30, 1995, respectively. Expense reimbursements to a general partner for expenses incurred were $7,418 and $4,428 for the six months ended June 28, 1996 and June 30, 1995, respectively.

  NOTE D - SIGNIFICANT CUSTOMER

   The Partnership's revenues for the six months ended June 28, 1996 and June 30, 1995 include amounts from a single customer of approximately $59,500 and $58,000, respectively.

  NOTE E - MORTGAGE PAYABLE

   In April 1994, the partnership entered into a mortgage note agreement to borrow $450,000 from a financial institution.  The proceeds of this loan were used to complete the renovation of the facility to comply with the Ramada license requirements. Under terms of the agreement, the partnership is required to make monthly principal installments of
     $3,750 and interest on the outstanding principal balance at 2% above the financial institution's prime lending rate.  The mortgage note is collateralized by the hotel's property and equipment. As of June 28, 1996, the outstanding principal balance was $349,338, with a
     current portion of $45,000.   All unpaid principal is due in 2004.
     The payee may demand payment of the outstanding balance of the note on the six year, seven year, eight year and nine year anniversary dates of the note.

                  SUPER 8 MOTELS TEXAS, LTD.

  Item 2.    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

   Opinion of Management
   In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 28, 1996 and June 30, 1995, and the results of operation and its cash flows for the periods then ended.

   Liquidity
   The General Partners believe that the Partnership's liquidity, defined as its ability to generate adequate amounts of cash to meet its cash needs, is satisfactory. The Partnership's primary source of liquidity is its revenue from operations, the cash provided from the sale of its restaurant in 1990 and the proceeds of the mortgage note incurred to finance the renovation of the hotel. The Partnership actively negotiated with the lessee of the restaurant building to sell the building to such lessee. Such sale took place on September 14, 1990. The contract sale price was $500,000. This sale provided a cash infusion to the property of $445,000 which was used to pay off delinquent taxes of $137,605, current taxes on the restaurant through September 14, 1990 of $14,160 and a $22,000 bank loan secured by the lease. As of June 28, 1996, the Partnership had cash and other current assets in the amount of $158,052 compared to $83,447 at June 30, 1995. Current liabilities were $220,149 at June 28, 1996, compared to $170,331 at June 30, 1995.

   Capital Resources
        The partnership spent approximately $6,600, $451,000 and $5,900 in capital improvements to the hotel's facilities in 1995, 1994 and 1993, respectively. The partnership has spent $62,042 in capital improvements to the hotel during the first six months of 1996. The partnership expects to spend an additional $40,000 in capital expenditures during the balance of this year if cash flow is available to fund the expenditures. The hotel is now operating in full compliance with the Ramada Limited standards.

   Results of Operations
        The Partnership's hotel average occupancy rate for the six month period ended June 28, 1996, was 83.1% compared to 74.7% for the six month period ended June 30, 1995. The average daily room rate for the six month period ended June 28, 1996, was $37.65 compared to $34.67 for the six month period ended June 30, 1995. Room Revenue for the six month period ended June 28, 1996 was $717,724 compared to $593,597 for the six month period ended June 30, 1995.

         The airline employee and airline related lodging resulted in daily room rentals of approximately 44.0% of the hotel's 126 rooms for the six month period ended June 28, 1996, compared to 45.0% for the six month period ended June 30, 1995.




                  SUPER 8 MOTELS TEXAS, LTD.


  PART II - OTHER INFORMATION

   Item 1.   LEGAL PROCEEDINGS

   There are no material pending legal proceedings.

   Item 2.   CHANGES IN SECURITIES

   There have been no changes in securities for the six months ended June 28, 1996.

   Item 3.   DEFAULTS UPON SENIOR SECURITIES

   There are no senior securities and accordingly, there are no defaults for the six months ended June 28, 1996.

   Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders for the six months ended June 28, 1996.

   Item 5.   OTHER INFORMATION

   There is no other information to report for the six months ended June 28, 1996.

   Item 6.   EXHIBITS AND REPORT OF FORM 8-K

   There are no exhibits or reports on Form 8-k to be filed with this Form
   10-Q.

                                      SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SUPER 8 MOTELS TEXAS, LTD.
                                      (REGISTRANT)


                                          S/S
                                 Martin J. Cohen, General Partner