Form 10-Q
period 1996-09-27
SUPER 8 MOTELS TEXAS LTD
filed 1997-04-02
CIK 313299

FORM 10-Q

          SECURITIES AND EXCHANGE COMMISSION

               WASHINGTON, D.C.  20549


      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




      For Quarter Ended                 Commission File Number
      September 27, 1996                     0-9708

                     SUPER 8 MOTELS TEXAS, LTD.
         (Exact name of registrant as specified in its charter)

      State of Organization TEXAS       IRS Identification No.
                                              74-2062237

      P. O. Box 969, Rockwall, TX                        75087-0969
      (Address of principal executive offices)           (Zip Code)


      Registrant's telephone number, including area code:  (972) 771-6783



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
      such filing requirements for the past 90 days.  Yes   X      No

              SUPER 8 MOTELS TEXAS, LTD.
               (A Limited Partnership)
                  September 27, 1996

                       CONTENTS

      PART I.  FINANCIAL INFORMATION                            Page

         ITEM 1.  FINANCIAL STATEMENTS

              Balance Sheets                                          3

              Statement of Operations
                Three Months ended September 27, 1996 and
                September 29, 1995                                    4

              Statement of Operations
                Nine Months ended September 27, 1996 and
                September 29, 1995                                    5

              Statement of Partners' Equity                           6

              Statement of Cash Flows
                Nine Months ended September 27, 1996 and
                September 29, 1995
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

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
                                                                      11

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS
                                                                      11

         ITEM 5.   OTHER INFORMATION
                                                                      11

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              SUPER 8 MOTELS TEXAS, LTD.
               (A Limited Partnership)
                    BALANCE SHEETS
       September 27, 1996 and December 29, 1995


                          ASSETS

                                           1996                  1995
                                          Unaudited

 CURRENT ASSETS
   Cash                            $      17,771               $  48,744
   Accounts Receivable, net of
      allowance for doubtful
      accounts of $4,223 in 1996
      and $3,898 in 1995                  83,158                  59,923
   Prepaid expenses                       28,674                  20,802
 Total current assets                    129,603                 129,469
 PROPERTY AND EQUIPMENT
  Land                                   769,800                 769,800
  Building and improvements            2,539,443               2,539,443
  Furniture and equipment                471,032                 408,990
                                       3,780,275               3,718,233
  Accumulated Depreciation             1,140,512               1,038,302
                                       2,639,763               2,679,931
 OTHER ASSETS                             27,676                  38,272
                                     $ 2,797,042             $ 2,847,672


             LIABILITIES AND PARTNERS' EQUITY

 CURRENT LIABILITIES
  Current portion of mortgage payable$    45,000             $    45,000
  Accounts payable                        76,410                  64,701
  Sales tax payable                       32,731                  34,953
  Property taxes payable                  28,418                  37,060
  Accrued compensation                    20,305                  22,735
  Accrued interest payable                 1,295                   1,887
Total current liabilities                204,159                 206,336

MORTGAGE PAYABLE, less current portion   293,088                 326,838

PARTNERS' EQUITY                       2,299,795               2,314,498
                                     $ 2,797,042             $ 2,847,672



      The accompanying notes are an integral part of this
                        statement.















             SUPER 8 MOTELS TEXAS, LTD.
              (A Limited Partnership)
              STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH PERIODS ENDED
        September 27, 1996 and September 29, 1995
                    (Unaudited)



                                         1996                  1995

        AVERAGE ROOM RATE            $   36.19            $    35.07
        OCCUPANCY PERCENTAGE             70.5%                 74.3%

      Revenues
               Room rentals            292,512               298,591
               Other                    15,515                15,375

                                       308,027               313,966
      Expenses
         Departmental:
               Rooms                   106,443                95,966
               Other                     5,543                 6,752
         General and
          administrative                56,170                59,030
         Sales                          11,541                13,341
         Franchise fees                 24,866                26,350
         Utilities                      31,424                24,919
         Maintenance & Repair           33,697                28,099
         Management fees                12,080                14,520
         Depreciation                   34,070                34,811
         Amortization                      702                   702
         Property taxes                 10,024                11,537
         Insurance                       8,108                11,893
         Interest                        9,341                11,098
                                       344,009               339,018
      NET INCOME (LOSS)           $    (35,982)         $    (25,052)




      The accompanying notes are an integral part of this statement.


             SUPER 8 MOTELS TEXAS, LTD.
              (A Limited Partnership)
              STATEMENTS OF OPERATIONS
          FOR THE NINE MONTH PERIODS ENDED
        September 27, 1996 and September 29, 1995
                    (Unaudited)



                                         1996          1995

               AVERAGE ROOM RATE      $   37.22      $  34.80
               OCCUPANCY PERCENTAGE       78.9%         74.5%

      Revenues
               Room rentals           1,010,236       892,188
               Other                     45,863        41,879
                                      1,056,099       934,067
      Expenses
        Departmental:
               Rooms                    326,472       291,200
               Other                     18,109        19,235
               General and
                     administrative     183,219       172,852
               Sales                     35,732        31,323
               Franchise fees            85,986        74,132
               Utilities                 86,002        75,273
               Maintenance & Repair      97,456        77,990
               Management fees           50,861        44,698
               Depreciation             102,210       104,433
               Amortization               2,108         2,108
               Property taxes            29,572        34,611
               Insurance                 23,228        29,253
               Interest                  29,847        34,487
                                      1,070,802       991,595

      NET INCOME (LOSS)             $   (14,703)    $ (57,528)






















      The accompanying notes are an integral part of this statement.



             SUPER 8 MOTELS TEXAS, LTD.
              (A Limited Partnership)
           STATEMENT OF PARTNERS' EQUITY
          FOR THE NINE MONTH PERIODS ENDED
        September 27, 1996 and September 29, 1995
                    (Unaudited)


                                    General         Limited
                                    Partners        Partners      Total


      Balance - December 30, 1994  $   (17,844)   $2,392,618   $2,374,774

      Net Income (Loss) - Three
      Months Ended
      March 31, 1995                       (56)       (5,526)      (5,582)

      Net Income (Loss) - Three
      Months Ended
      June 30, 1995                       (269)      (26,625)     (26,894)

      Net Income (Loss) - Three
      Months Ended
      September 29, 1995                  (251)      (24,801)     (25,052)

      Balance - September 29, 1995   $ (18,420)   $2,335,666  $ 2,317,246

      Balance - December 29, 1995    $ (18,446)   $2,332,944  $ 2,314,498


      Net Income (Loss) - Three
      Months Ended
      March 29, 1996                       174        17,187       17,361

      Net Income (Loss) - Three
      Months Ended
      June 28, 1996                         39         3,879        3,918

      Net Income (Loss) - Three
      Months Ended
      September 30, 1996                  (360)      (35,622)     (35,982)


      Balance - September 27, 1996    $(18,593)  $ 2,318,388  $ 2,299,795




      The accompanying notes are an integral part of this statement.

             SUPER 8 MOTELS TEXAS, LTD.
              (A Limited Partnership)
              STATEMENT OF CASH FLOWS
      Nine Months Ended September 27, 1996 and September 29, 1995
      (Unaudited)




                                               1996                 1995

    Cash flows from operating activities

          Net income (loss)               $    (14,703)     $     (57,528)

          Adjustments to reconcile net
           income (loss) to net cash
           provided by (used in) operating
           activities
            Depreciation and amortization      104,318            106,541

          Change in operating assets and
           liabilities
                    Accounts receivable        (23,235)            (4,976)
                    Prepaid expenses            (7,872)            (9,906)
                    Other assets                 8,488              2,299
                    Accounts payable            11,709              6,619
                    Sales tax payable           (2,222)             3,080
                    Property taxes payable      (8,642)              (233)
                    Accrued compensation        (2,430)            (8,236)
                    Accrued interest              (592)              (239)
                      Net cash provided by
                      (used in) operating
                      activities                64,819             37,421

      Cash flows from financing activities
          Payments made on mortgage payable    (33,750)           (33,750)
                      Net cash provided by
                      (used in) financing
                      activities               (33,750)           (33,750)

      Cash flows from investing activities
          Property additions                   (62,042)            (6,607)
          Collections on note receivable                            9,062
                      Net cash provided by
                      (used in) investing
                      activities               (62,042)             2,455

               NET INCREASE (DECREASE) IN
                                     CASH      (30,973)             6,126
      Cash at beginning of year                 48,744                803

      Cash at end of period                $    17,771      $       6,929

      Interest paid during the period      $    30,439      $      34,726



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

         Franchise Fees

 Effective June 30, 1994, the partnership received approval from Ramada Franchise Systems, Inc. to operate the facility as a Ramada Limited hotel for a term of fifteen years subject to Ramada having the right to terminate the license without cause effective on the fifth anniversary of the license. Prior to June 30, 1994, the Partnership paid to Super 8 Motels, Inc. monthly fees equal to 4% of its gross room revenue and contributed an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. Effective June 30, 1994, the Partnership will pay to Ramada Franchise Systems, Inc.
 monthly fees equal to 3.5% of its gross room revenue for the first twelve months from the effective date of the Ramada license and 4% of its gross room revenue beginning in the thirteenth month through the balance of the license term. In addition, the partnership must contribute 4.5% of its gross room revenue to Ramada Inter-National Association for marketing, reservation systems and other assessments. Franchise fees were $85,986 and $74,132 for the nine months ended September 27, 1996 and September 29, 1995, respectively.

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

 On June 1, 1989, an affiliate of one of the current General Partners assumed management of the hotel. For its services, the management company receives a base management fee equal to the greater of three percent (3%) of the Gross Revenues of the hotel or $36,000 per year. In addition to the base management fee, the management company receives an incentive management fee equal to ten percent (10%) of Gross Operating Profit. For the nine months ended September 27, 1996 and September 29, 1995, management fees were $50,861 and $44,698, respectively. Additionally, accounting service fees paid to another affiliate of a general partner were $21,000 and $19,500 for the nine months ended September 27, 1996 and September 29, 1995, respectively. Expense reimbursements to a general partner for expenses incurred were $9,587 and $6,278 for the nine months ended September
 27, 1996 and September 29, 1995, respectively.

      NOTE D - SIGNIFICANT CUSTOMER
 The Partnership's revenues for the nine months ended September 27, 1996 and September 29, 1995 include amounts from a single customer of approximately $95,078 and $81,000, respectively.

      NOTE E - MORTGAGE PAYABLE
 In April 1994, the partnership entered into a mortgage note agreement to borrow $450,000 from a financial institution. The proceeds of this loan were used to complete the renovation of the facility to comply with the Ramada license requirements. Under terms of the agreement, the partnership is required to make monthly principal installments of $3,750 and interest on the outstanding principal balance at 2% above the financial institution's prime lending rate. The mortgage note is collateralized by the hotel's property and equipment. As of September 27, 1996, the outstanding principal balance was $338,088, with a current portion of $45,000. All unpaid principal is due in 2004. The payee may demand payment of the outstanding balance of the note on the six year, seven year, eight year and nine year anniversary dates of the note.


              SUPER 8 MOTELS TEXAS, LTD.

      Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS.

         Opinion of Management
 In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 27, 1996 and September 29, 1995, and the results of operation and its cash flows for the periods then ended.

         Liquidity
 The General Partners believe that the Partnership's liquidity, defined as its ability to generate adequate amounts of cash to meet its cash needs, is satisfactory. The Partnership's primary source of liquidity is its revenue from operations, the cash provided from the sale of its restaurant in 1990 and the proceeds of the mortgage note incurred to finance the renovation of the hotel. The Partnership actively negotiated with the lessee of the restaurant building to sell the building to such lessee. Such sale took place on September 14, 1990. The contract sale price was $500,000.
 This sale provided a cash infusion to the property of $445,000 which was used to pay off delinquent taxes of $137,605, current taxes on the restaurant through September 14, 1990 of $14,160 and a $22,000 bank loan secured by the lease. As of September 27, 1996, the Partnership had cash and other current assets in the amount of $129,603 compared to $111,242 at September 29, 1995. Current liabilities were $204,159 at September 27, 1996, compared to $199,293 at September 29, 1995.

         Capital Resources
 The partnership spent approximately $6,600, $451,000 and $5,900 in capital improvements to the hotel's facilities in 1995, 1994 and 1993, respectively. The partnership has spent $62,042 in capital improvements to the hotel during the first six months of 1996. The hotel is now operating in full compliance with the Ramada Limited standards.

         Results of Operations
 The Partnership's hotel average occupancy rate for the nine month period ended September 27, 1996, was 78.9% compared to 74.5% for the nine month period ended September 29, 1995. The average daily room rate for the nine month period ended September 27, 1996, was $37.22 compared to $34.80 for the nine month period ended September 29, 1995. Room Revenue for the nine month period ended September 27, 1996 was $1,010,236 compared to $892,188 for the nine month period ended September 29, 1995.

 The airline employee and airline related lodging resulted in daily room rentals of approximately 41.0% of the hotel's 126 rooms for the nine month period ended September 27, 1996, compared to 45.0% for the nine month period ended September 29, 1995.




              SUPER 8 MOTELS TEXAS, LTD.


      PART II - OTHER INFORMATION

         Item 1.   LEGAL PROCEEDINGS

         There are no material pending legal proceedings.

         Item 2.   CHANGES IN SECURITIES

         There have been no changes in securities for the nine months ended
               September 27, 1996.

         Item 3.   DEFAULTS UPON SENIOR SECURITIES

    There are no senior securities and accordingly, there are no defaults for the nine months ended September 27, 1996.

         Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY
                         HOLDERS

         No matter was submitted to a vote of security holders for the nine months ended September 27, 1996.

         Item 5.   OTHER INFORMATION

         There is no other information to report for the nine months ended
               September 27, 1996.

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