Form 10-K
period 1996-12-31
SUPER 8 MOTELS TEXAS LTD
filed 1997-04-11
CIK 313299

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 1996,  or

[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________.

Commission file number 0-9708.
               SUPER 8 MOTELS TEXAS, LTD.
(Exact name of registrant as specified in its charter)

State of Organization TEXAS
IRS Identification
                             No.74-2062237

P. O. Box 969             Rockwall, TX              75087-0969
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number           (972)  771-6783

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

Narrative Description of Partnership's Business

     On June 1, 1989 Martin J. Cohen and Two-Two-Two Hotel, Inc. ("TWO") became the new general partners of the Partnership. TWO is wholly owned by the Property Manager. For its property management services the Property Manager receives a base management fee equal to the greater of: three percent (3%) of the gross revenue of the hotel or $36,000. The Property Manager is also entitled to receive an incentive management fee equal to ten percent (10%) of the gross operating profit. For the year ended December 27, 1996, the Property Manager received aggregate fees of $68,050.

     The Property Manager employs five (5) desk clerks, Thirteen
(13) housekeepers, one (1) houseman, one (1) laundry worker, one
(1) bellmen/van driver, one (1) hospitality attendant, three (3) maintenance men, one (1) sales director and one (1) hotel manager. Twelve (12) of such employees are part-time.

     The occupancy percentages and average daily room rates at the hotel and the annual cost of operations for the past five years are set forth below:





                                        Annual
                                        Operating
          Percent   Average   Annual    Expenses
          Annual    Daily     Operating Less Depreciation
Year      Occupancy Room Rate Revenue   and Amortization

1996      79%       $37.04    $1,403,060     $1,289,306
1995      76%       $34.74    $1,266,281     $1,186,347
1994      69%       $32.42    $1,071,174     $ 1,059,372
1993      58%       $30.96    $   876,428    $   818,591
1992      47%       $30.01    $   730,977    $   878,017

     In addition to the operating expenses paid in 1996, 1995 and 1994, the Partnership spent $62,636, $6,606 and $451,256, respectively, on capital additions.

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

                    Average
                    Percent   Published Special   Percent
          Number    Annual    Single    Airline   Airline
Property  of Rooms  Occupancy Room Rate Rate      Business
               #          %        $          $           %
Holiday Inn
  Express      200       49        58    N/A       N/A
Sheraton       420       66       150     60        15
Hyatt          309       79       129     50         5
Holiday Inn    306       72       129     45        30
La Quinta      122       68     63-70    N/A       N/A
Clarion        220       73        79   29-37       35
Budgetele      107       53        53    N/A       N/A
Days Inn       172       41        62   30-35       20
Hampton        150       51        78   30-35       20
Sleep Inn      107       68        66   35-39       10

               The foregoing information was obtained by the hotel manager in March 1997 in telephone conversations with personnel of
the other properties.   The information has not been verified by
any third party. Therefore, there can be no assurance that the information represents the actual rates or operations of such properties.

     Employees of the various airlines which service the Houston Intercontinental Airport provided approximately 45% of the room rentals at the hotel during 1996 and approximately 25% to 30% in 1994 and 1995. Airline employees currently pay a daily single rate of $31 for lodging at the Partnership's hotel. The Property Manager anticipates that airline employee lodging will result in daily room rentals of approximately 45% of the hotel's 126 rooms in 1997.

     Because competition is so intense in the area and the number of room rentals by airline employees and airline contract business, the Partnership's hotel average room rate of $37.04 is below the current published room rates. Set forth below are the Partnership's current published room rates.

                                             Published
                                             Daily
                                             Room
Number of Occupants and Room Type            Rate
One person, one bed                          $60.00
Two persons, one bed                         $67.00
Two persons, two beds                        $67.00
Three persons, two beds                      $74.00
Four persons, two beds                       $81.00

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

     In September 1990, the Partnership sold its 23,000 square foot restaurant building and approximately .78 acres of land for $500,000.


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


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of the fiscal year ended December 27, 1996 to a vote of the limited partners.




              (THIS SPACE INTENTIONALLY LEFT BLANK)

                             PART II

Item 5.  Market for registrant's Common Equity and Related
Stockholder Matters.


Market Information

     There is no trading market for the Interests of the Partnership and none is expected to develop.

Holders

     As of December 27, 1996, approximately 720 persons held
Interests of the Partnership.

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

     The Partnership has not made any cash distributions since the first quarter of 1984. The General Partners do not anticipate that the Partnership will have any cash available for distribution to the Partners in 1997.

Item 6. Selected Financial Data.

     Set forth below is selected financial data of the Partnership for the past five years. This financial data should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Fiscal Year Ended
               1996       1995     1994      1993      1992
Gross
 Revenues  $1,403,060  1,266,281  1,071,174    876,428  730,977
Net
 Income(Loss)$(34,722)   (60,276)    32,729    (40,566)(231,346)
Net
 Income(Loss)
 Per Unit      $(3.44)     (5.97)      3.24      (4.02)  (22.90)
Total
 Assets    $2,774,127  2,847,672  2,944,914  2,611,092 2,667,036
Long-Term
 Obligations$ 281,838    326,838    371,838    134,012   134,012
Cash Distri
 buted Per
 Interest $      0.00       0.00       0.00       0.00      0.00

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

     1996 Versus 1995

     Total revenues from the Partnership's hotel operations increased by $136,779 from $1,266,281 in 1995 to $1,403,060 in
1996. The hotel's change in room revenues was a result of a 6.6% increase in the average daily rate from $34.74 in 1995 to $37.04 in 1996, while occupancy increased from 76% in 1995 to 79% in 1996. Management attributes the increase in occupancy to improved economic conditions in the area, increased marketing efforts of the facility, change to the Ramada Limited franchise and the favorable guests' response to the renovation completed in 1994. Other revenues (primarily consisting of telephone revenues, interest income and other hotel guest charges) increased 3.6% or $2,137 between 1996 and 1995. The major increase in other revenues was the result of an increase in telephone revenues.

     The net loss from operations decreased from $60,276 in 1995 to $34,722 in 1996. The decrease in net losses resulted from the increase in operating revenues in excess of the increase in operating expenses as further described below.


     Operating expenses increased by $111,230 from $1,326,557 in 1995 to $1,437,787 in 1996. Substantial increases in room expenses were incurred as a result of additional costs associated with the increase in the number of rooms occupied in 1996 over 1995. Depreciation and amortization expenses increased by $8,271 in 1996 as a result of the depreciation expense incurred on the capital improvements placed in service during 1996. Property taxes increased by $13,186 in 1996 as a result of the capital expenditures incurred and the improved operating performance of the hotel. Franchise fees increased by $13,143 in 1996 as a result of the increase in room revenue. Management fees increased by $7,431 in 1996 as a result of the increase in total revenue and the improved operating performance of the hotel. Maintenance and repairs increased by $25,434 in 1996 as a result of the additional expenditures required to maintain the facility subsequent to the renovation completed in 1994.

     1995 Versus 1994
     Total revenues from the Partnership's hotel operations increased by $195,107 from $1,071,174 in 1994 to $1,266,281 in
1995. The hotel's change in room revenues was a result of a 7.2% increase in the average daily rate from $32.42 in 1994 to $34.74 in 1995, while occupancy increased from 69% in 1994 to 76% in 1995. Management attributes the increase in occupancy to improved economic conditions in the area, increased marketing efforts of the facility, change to the Ramada Limited franchise and the favorable guests' response to the renovation completed in 1994. Other revenues (primarily consisting of telephone revenues, interest income and other hotel guest charges) increased 12.4% or $6,578 between 1995 and 1994. The major increase in other revenues was the result of an increase in telephone revenues.

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


     Inflation

     The Partnership's costs of operations, including labor, supplies, utilities, insurance and real estate taxes are significantly affected by inflationary factors. The Partnership pays many of its hourly employees at or slightly above the federal mandated minimum wage requirements. The increase in the federal minimum wage rate effective in October 1996 resulted in higher costs to the Partnership.

     Financial Condition, Liquidity and Capital Resources

     At December 27, 1996, the Partnership's current liabilities of $212,513 exceeded its current assets of $150,287 by $62,226. In 1996 the Partnership's current assets increased by $20,818 and its current liabilities increased by $6,117. The increase in current assets and decrease in current liabilities is principally the result of the improvement in cash flow from operations in 1996 over 1995.

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

     Outlook

     The Partnership or its representatives from time to time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and other information contained in its filings with the Securities and Exchange Commission. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private
Securities Litigation Reform Act of 1995. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

     In previous years the hotel has relied on contract airline business to provide a substantial portion of the hotel's annual room revenue. Management anticipates the contract airline business to provide a substantial portion of the 1997 occupancy which is estimated to approach 80%, with average daily rates in the range of $37.00 to $39.00 for the year. However, several new hotels are under development in the area which may negatively impact the occupancy of the hotel in future years.


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

     Martin J. Cohen, age 61, is the Managing General Partner of the Partnership. Mr. Cohen has since June 1987 owned and operated Martin J. Cohen Financial Services, a financial planning and investment services company. Prior to forming his present company Mr. Cohen was from 1978 a principal with Balanced Financial Corporation which was also a financial planning and investment services company. Between 1960 and 1978, he was a registered representative with Eppler, Guerin & Turner a Dallas, Texas based New York Stock Exchange brokerage firm. Mr. Cohen has not previously managed a limited partnership.

     Two-Two-Two Hotel, Inc. is a wholly owned subsidiary of WHC.
WHC effective June 1, 1989 became the Property Manager of the
Partnership property, a 126 room hotel near the Houston
Intercontinental Airport.  WHC is located at 4441 West Airport
Frwy, Irving, TX 75062, phone number (972) 258-0900.

     Peter A. Gerard, age 51 is President, Treasurer and Director of TWO. Mr. Gerard has been Chairman of WHC since January 1993. From May 1984 until January 1993, he served as Executive Vice President for the Company. Prior to joining WHC he was a senior vice-president for corporate finance with Schneider, Bernet & Hickman, a Dallas based stock brokerage company. Mr. Gerard holds a bachelor's degree from Yale and a MBA from Harvard.

     Albert E. Stevens, age 44, is Vice-President, Secretary and Director of TWO. Mr. Stevens has served as President of WHC since January 1993. Prior to assuming this position he had since 1972 served in several operating positions with WHC. Mr. Stevens holds a bachelor's degree from the University of Texas at Arlington and a MBA from Southern Methodist University.

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

Item 11. Executive Compensation

Managing General Partner Fee.

     Under the terms of the Amended Partnership Agreement Martin J. Cohen is entitled to receive a fee of $50.00 per hour plus expenses for the time he spends conducting the affairs of the Partnership. Under this provision Mr. Cohen received $10,400, 8,600 and $9,800 for 1996, 1995 and 1994, respectively.

Property Management Fee.

     Under the terms of the management contract between the Partnership and WHC, WHC shall be entitled to receive a base management fee equal to the greater of: three percent (3%) of the Gross Revenue of the Partnership property or $36,000 per year. Management fees were $42,044, $37,979 and $36,000 for 1996, 1995 and 1994, respectively. In addition to the base management fee, WHC is entitled to an incentive management fee equal to ten percent (10%) of the gross operating profit, as defined. Incentive management fees were $26,006, $22,640 and $11,267 for 1996, 1995 and 1994, respectively.

Accounting Service Fee.

     Under the terms of the management contract, Westbrooke
Financial Services Corporation, a wholly owned subsidiary of WHC, provides accounting, data processing and internal auditing to the property. Service fees of $28,000, $26,346 and $13,000 were paid for 1996, 1995 and 1994, respectively.


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

General Partners' Option to Purchase Partnership Interest.

     The amended and restated Partnership agreement provides that the General Partners have an option for 120 months to acquire a 20% interest in the partnership upon the payment of $500,000 to the Partnership.

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

March 25, 1997                     SUPER 8 MOTELS TEXAS, LTD.



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

                                   March 25, 1997


                                   Two-Two-Two Hotel, Inc.,
                                   General Partner, principal
                                   executive officer of
                                   Registrant



                                   /s/ Peter A. Gerard
                                   Peter A. Gerard, President

                                   March 25, 1997

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