Form 10-Q
period 1997-03-28
SUPER 8 MOTELS TEXAS LTD
filed 1997-05-16
CIK 313299

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549


          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




  For Quarter Ended                               Commission
                                                    File
                                                    Number
  March 28, 1997                                       0-9708

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

                  SUPER 8 MOTELS TEXAS, LTD.
                   (A Limited Partnership)
                        March 28, 1997

                           CONTENTS

  PART I.  FINANCIAL INFORMATION                          Page

   ITEM 1.  FINANCIAL STATEMENTS

        Balance Sheets                                       3

        Statement of Operations
          Three Months ended March 28, 1997 and
          March 29, 1996                                     4

        Statement of Partners' Equity                        5

        Statement of Cash Flows
          Three Months ended March 28, 1997 and
          March 29, 1996                                      6

        Notes of Financial Statements                            7 - 9

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OF
              OPERATIONS                                         10 - 11

  PART II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDING                                12

   ITEM 2.  CHANGES IN SECURITIES                      12

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES     12

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS                                                 12

   ITEM 5.   OTHER INFORMATION                              12

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K     12


                 SUPER 8 MOTELS TEXAS. LTD.
                   (A Limited Partnership)
                        BALANCE SHEETS
             March 28, 1997 and December 27, 1996

  ASSETS                           1997           1996
                               Unaudited
  CURRENT ASSETS
  Cash                                  $67,154        $37,456
  Accounts Receivable, net
   of allowance for doubtful
     accounts of $10,000 in 1997
     and $10,046 in 1996                 85,885         92,328
   Prepaid expenses                      15,721         20,503

   Total current assets                 168,760        150,287

  PROPERTY AND EQUIPMENT
   Land                                 769,800       769,800
   Building and
        improvements                   2,539,443      2,539,443
   Furniture and equipment               471,626          471,626
                                       3,780,869      3,780,869
   Accumulated Depreciation            1,221,828      1,183,972
                                       2,559,041      2,596,897
  OTHER ASSETS                            26,271          26,943
                                      $2,754,072   $2,774,127

  LIABILITIES AND PARTNERS' EQUITY
  CURRENT LIABILITIES
   Current portion of
      mortgage payable       $         45,000     $    45,000
   Accounts payable                    64,366            59,188
   Sales tax payable                   38,447            35,837
   Property taxes payable              11,593            49,446
   Accrued compensation                12,159             21,791
   Accrued interest payable            1,301               1,251
   Total current liabilities          172,866           212,513
   MORTGAGE PAYABLE,
   less current portion               270,588           281,838

  PARTNERS' EQUITY                  2,310,618      2,279,776
                                   $2,754,072     $2,774,127

  The accompanying notes are an integral part of this statement.
                  SUPER 8 MOTELS TEXAS, LTD.
                   (A Limited Partnership)
                   STATEMENTS OF OPERATIONS
              FOR THE THREE MONTH PERIODS ENDED
             March 28, 1997 and March 29, 1996

                                         (Unaudited)
                                                  1997           1996

  AVERAGE ROOM RATE                              $38.24         $38.69
  OCCUPANCY PERCENTAGE                            87.9%          82.8%

  Revenues
   Room rentals                                 385,279          367,080
   Other                                         17,505           17,109
                                                402,784        384,189
  Expenses
   Departmental:
   Rooms                                        107,403       105,502
   Other                                          5,608           6,940
   General and administrative                    66,774         67,795
   Sales                                         12,268         12,912
   Franchise fees                                33,135         31,331
   Utilities                                     30,598         26,094
   Maintenance & Repair                          25,744         33,669
   Management fees                               22,974         20,155
   Depreciation                                  37,856         34,070
   Amortization                                   703              703
   Property taxes                                12,519           9,774
   Insurance                                      7,634           7,560
   Interest                                       8,726         10,323
                                                371,942       366,828

  NET INCOME (LOSS)                            $ 30,842      $ 17,361




  The accompanying notes are an integral part of this statement.

                  SUPER 8 MOTELS TEXAS, LTD.
                   (A Limited Partnership)
                STATEMENT OF PARTNERS' EQUITY
              FOR THE THREE MONTH PERIODS ENDED
               March 27, 1997 and March 29, 1996
                         (Unaudited)

                                    General       Limited
                    Partners       Partners  Total

  Balance -
   December 29, 1995          $(18,446)      $2,332,944     $2,314,498

  Net Income (Loss) -
    Three Months Ended
    March 29, 1996          174               17,187             17,361

  Balance - March 29, 1996    $(18,272)      $2,350,131      $2,331,859

  Balance -
    December 27, 1996         $(18,793)      $2,298,569     $2,279,776

  Net Income (Loss) -
    Three Months Ended
    March 28, 1997                 308         30,534          30,842
  Balance -
    March 28, 1997            $(18,485)      $2,329,103     $2,310,618













  The accompanying notes are an integral part of this statement.
                    SUPER 8 MOTELS TEXAS, LTD.
                   (A Limited Partnership)
                   STATEMENT OF CASH FLOWS
     Three Months Ended March 28, 1997 and March 29, 1996
                         (Unaudited)

                                                      1997         1996
  Cash flows from
   operating activities
  Net income (loss)                              $ 30,842     $ 17,361
  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in) operating
   activities
  Depreciation and amortization                    38,559       34,773
  Change in operating assets and
   liabilities
  Accounts receivable                              6,443         2,751
  Prepaid expenses                                 4,782         7,560
  Other assets                                        (31)       8,487
  Accounts payable                                  5,178       24,662
  Sales tax payable                                2,610         6,336
  Property taxes payable                           (37,853)    (28,190)
  Accrued compensation                             (9,632)      (3,870)
  Accrued interest                                    50          (294)
  Net cash provided by (used in)
   operating activities                            40,948       69,576
  Cash flows from financing
   activities
  Payments made on mortgage payable               (11,250)     (11,250)
  Net cash provided by (used in)
    financing activities                          (11,250)     (11,250)
  Cash flows from investing
   activities
  Property additions                                           (45,739)
  Net cash provided by (used in)
   investing activities                                        (45,739)

  NET INCREASE (DECREASE) IN
   CASH                                           29,698       12,587
  Cash at beginning of year                       37,456       48,744
  Cash at end of period                           $67,154    $ 61,331
  Interest paid during the period                 $ 8,676      $ 10,617

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

Fiscal Year
The Partnership's fiscal year ends on the Friday nearest
 December 31. Fiscal years 1997 and 1996 are comprised of fifty-three and fifty-two week periods, respectively.

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

 Franchise Fees

 Effective June 30, 1994, the partnership received approval from Ramada Franchise Systems, Inc. to operate the facility as a Ramada Limited hotel for a term of fifteen years subject to Ramada having the right to terminate the license
 without cause effective on the fifth anniversary of the
  license. Prior to June 30, 1994, the Partnership paid to Super 8 Motels, Inc. monthly fees equal to 4% of its gross room revenue and contributed an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. Effective June 30, 1994, the Partnership will pay to Ramada Franchise Systems, Inc. monthly fees equal to 3.5% of its gross room revenue for the first twelve months from the effective date of the Ramada license and 4% of its gross room revenue beginning in the thirteenth month through the balance of the license term. In addition, the partnership must contribute 4.5% of its gross room revenue to Ramada Inter-National Association for marketing, reservation systems and other assessments. Franchise fees were $33,135 and $31,331 for the three months ended March 28, 1997 and March 29, 1996, respectively.

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

On June 1, 1989, an affiliate of one of the current General Partners assumed management of the hotel. For its services, the management company receives a base management fee equal to the greater of three percent (3%) of the Gross Revenues of the hotel or $36,000 per year. In addition to the base management fee, the management company receives an incentive management fee equal to ten percent (10%) of Gross Operating Profit. For the three months ended March 28, 1997 and March 29, 1996, management fees were $22,974 and $20,155, respectively. Additionally, accounting service fees paid to another affiliate of a general partner were $7,000 for the three months ended March 28, 1997 and March 29, 1996, respectively. Expense reimbursements to a general partner for expenses incurred were $5,442 and $4,433 for the three months ended March 28, 1997 and March 29, 1996, respectively.

  NOTE D - SIGNIFICANT CUSTOMER
The Partnership's revenues for the three months ended
March 28, 1997 and March 29, 1996 include amounts from a single customer of approximately $62,199 and $4,475, respectively.

  NOTE E - MORTGAGE PAYABLE

 In April 1994, the partnership entered into a mortgage note agreement to borrow $450,000 from a financial institution.
The proceeds of this loan were used to complete the renovation of the facility to comply with the Ramada license requirements. Under terms of the agreement, the partnership is required to make monthly principal installments of $3,750 and interest on the outstanding principal balance at 2% above the financial institution's prime lending rate. The mortgage note is collateralized by the hotel's property and equipment. As of March 28, 1997, the outstanding principal balance was $315,588, with a current portion of $45,000.
 All unpaid principal is due in 2004. The payee may demand payment of the outstanding balance of the note on the six year, seven year, eight year and nine year anniversary dates of the note.

SUPER 8 MOTELS TEXAS, LTD.

  Item 2    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS.

  Opinion of Management
  In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 28, 1997 and March 29, 1996, and the results of operation and its cash flows for the periods then ended.

   Liquidity
  The General Partners believe that the Partnership's liquidity, defined as its ability to generate adequate amounts of cash to meet its cash needs, is satisfactory. The Partnership's primary source of liquidity is its revenue from operations, the cash provided from the sale of its restaurant in 1990 and the proceeds of the mortgage note incurred to finance the renovation of the hotel. The Partnership actively negotiated with the lessee of the restaurant building to sell the building to such lessee. Such sale took place on September 14, 1990. The contract sale price was $500,000. This sale provided a cash infusion to the property of $445,000 which was used to pay off delinquent taxes of $137,605, current taxes on the restaurant through September 14, 1990 of $14,160 and a $22,000 bank loan secured by the lease. As of March 28, 1997, the Partnership had cash and other current assets in the amount of $168,760 compared to $131,745 at March 29, 1996. Current liabilities were $172,860 at March 28,1997, compared to $204,980 at March 29, 1996.

   Capital Resources
   The partnership spent approximately $62,636, $6,606 and $451,000 in capital improvements to the hotel's facilities in 1996, 1995 and 1994, respectively. The partnership has not purchased any capital improvements for the hotel during the first three months of 1997. The partnership expects to spend an additional $40,000 in capital expenditures during the balance of this year if cash flow is available to fund the expenditures. The hotel is now operating in full compliance with the Ramada Limited standards.

   Results of Operations
   The Partnership's hotel average occupancy rate for the three month period ended March 28, 1997, was 87.9% compared to 82.8% for the three month period ended March 29, 1996. The average daily room rate for the three month period ended March 28, 1997, was $38.24 compared to $38.69 for the three month period ended March 29,1996. Room Revenue for the three month period ended March 28, 1997 was $385,279 compared to $367,080 for the three month period ended March 29, 1996.

  The airline employee and airline related lodging resulted in daily room rentals of approximately 54.0% of the hotel's 126 rooms for the three month period ended March 28, 1997, compared to 35.8.0% for the three month period ended March
 29, 1996.

                  SUPER 8 MOTELS TEXAS, LTD.

  PART II - OTHER INFORMATION
    Item 1.    LEGAL PROCEEDINGS
    There are no material pending legal proceedings.

   Item 2.    CHANGES IN SECURITIES
     There have been no changes in securities for the three months ended March 28, 1997.

   Item 3.    DEFAULTS UPON SENIOR SECURITIES
    There are no senior securities and accordingly, there are no defaults for the three months ended March 28, 1997.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
   No matter was submitted to a vote of security holders for the three months ended March 28, 1997.

  Item 5.    OTHER INFORMATION
   There is no other information to report for the three months ended March 28, 1997.

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