Form 10-Q
period 1997-06-30
SUPER 8 MOTELS TEXAS LTD
filed 1997-08-18
CIK 313299

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549


          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




  For Quarter Ended                               Commission
                                                    File
                                                    Number
  June 27, 1997                                        0-9708

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


                  SUPER 8 MOTELS TEXAS, LTD.
                   (A Limited Partnership)
                        June 27, 1997

                           CONTENTS

  PART I.  FINANCIAL INFORMATION                          Page

   ITEM 1.  FINANCIAL STATEMENTS

        Balance Sheets                                          3

        Statement of Operations
          Three Months ended June 27, 1997 and
          June 28, 1996                                         4

        Statement of Operations
          Six Months ended June 27, 1997 and
          June 28, 1996                                         5

        Statement of Partners' Equity                           6

        Statement of Cash Flows
          Six Months ended June 27, 1997 and
          June 28, 1996                                         7

        Notes of Financial Statements                      8 - 10

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OF
              OPERATIONS                                   11 -12

  PART II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDING                                   13

   ITEM 2.  CHANGES IN SECURITIES                              13

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                   13

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS                                          13

   ITEM 5.   OTHER INFORMATION                                 13

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  13


                  SUPER 8 MOTELS TEXAS. LTD.
                   (A Limited Partnership)
                        BALANCE SHEETS
             June 27, 1997 and December 27, 1996

              ASSETS                         1997           1996
                                           Unaudited
  CURRENT ASSETS
  Cash                        $              180,127        $37,456
  Accounts Receivable, net
   of allowance for doubtful
     accounts of $10,000 in 1997
     and $10,046 in 1996                      80,377         92,328
   Prepaid expenses                            7,341         20,503

   Total current assets                      267,845        150,287

  PROPERTY AND EQUIPMENT
   Land                                      769,800        769,800
   Building and
        improvements                       2,539,443      2,539,443
   Furniture and equipment                   471,626        471,626
                                           3,780,869      3,780,869
   Accumulated Depreciation                1,259,684      1,183,972
                                           2,521,185      2,596,897
  OTHER ASSETS                                25,568         26,943
                                          $2,814,598     $2,774,127

  LIABILITIES AND PARTNERS' EQUITY
  CURRENT LIABILITIES
   Current portion of
      mortgage payable                    $   45,000     $   45,000
   Accounts payable                           58,909         59,188
   Sales tax payable                          38,268         35,837
   Property taxes payable                     24,090         49,446
   Accrued compensation                       21,192         21,791
   Accrued interest payable                    1,165          1,251

   Total current liabilities                 188,624        212,513
  MORTGAGE PAYABLE,
   less current portion                      259,338        281,838

  PARTNERS' EQUITY                         2,366,636      2,279,776
                                          $2,814,598     $2,774,127

  The accompanying notes are an integral part of this statement.

                  SUPER 8 MOTELS TEXAS, LTD.
                   (A Limited Partnership)
                   STATEMENTS OF OPERATIONS
              FOR THE THREE MONTH PERIODS ENDED
         June 27, 1997 and June 28, 1996

                         (Unaudited)
                              1997           1996

  AVERAGE ROOM RATE           $38.91         $36.63
  OCCUPANCY PERCENTAGE        91.5%          83.5%

  Revenues
   Room rentals               408,397        350,644
   Other                       15,438         13,239
                              423,835        363,883
  Expenses
   Departmental:
   Rooms                      109,381        114,527
   Other                        5,943          5,626
   General and administrative  60,659         59,254
   Sales                       12,116         11,279
   Franchise fees              34,625         29,789
   Utilities                   25,304         28,484
   Maintenance & Repair        26,081         30,090
   Management fees             26,416         18,626
   Depreciation                37,856         34,070
   Amortization                   703            703
   Property taxes              12,497          9,774
   Insurance                    7,633          7,560
   Interest                     8,603         10,183
                              367,817        359,965

  NET INCOME (LOSS)          $ 56,018      $   3,918


      The accompanying notes are an integral part of this statement.

             SUPER 8 MOTELS TEXAS, LTD.
                   (A Limited Partnership)
                   STATEMENTS OF OPERATIONS
               FOR THE SIX MONTH PERIODS ENDED
            June 27, 1997 and June 28, 1996

                         (Unaudited)
                              1997           1996

  AVERAGE ROOM RATE           $38.58         $37.65
  OCCUPANCY PERCENTAGE        89.7%          83.1%

  Revenues
   Room rentals               793,676        717,724
   Other                       32,943         30,348
                              826,619        748,072
  Expenses
   Departmental:
   Rooms                      216,784        220,029
   Other                       11,551         12,566
   General and administrative 127,433        127,049
   Sales                       24,384         24,191
   Franchise fees              67,760         61,120
   Utilities                   55,902         54,578
   Maintenance & Repair        51,825         63,759
   Management fees             49,390         38,781
   Depreciation                75,712         68,140
   Amortization                 1,406          1,406
   Property taxes              25,016         19,548
   Insurance                   15,267         15,120
   Interest                    17,329         20,506
                              739,759        726,793

  NET INCOME (LOSS)           $ 86,860     $  21,279


  The accompanying notes are an integral part of this statement.

                  SUPER 8 MOTELS TEXAS, LTD.
                   (A Limited Partnership)
                STATEMENT OF PARTNERS' EQUITY
               FOR THE SIX MONTH PERIODS ENDED
               June 27, 1997 and June 28, 1996
                         (Unaudited)

                        General     Limited
                        Partners    Partners     Total

  Balance -
   December 29, 1995     $(18,446)  $2,332,944 $2,314,498

  Net Income (Loss) -
    Three Months Ended
    March 29, 1996            174       17,187     17,361

  Net Income (Loss) -
    Three Months Ended
    June 28, 1996             392        3,526      3,918

  Balance - June 28,
          1996           $(17,880)  $2,353,657 $2,335,777

  Balance -
    December 27, 1996    $(18,793)  $2,298,569 $2,279,776

  Net Income (Loss) -
    Three Months Ended
    March 28, 1997            308       30,534     30,842

  Net Income (Loss) -
    Three Months Ended
    June 27, 1997             560       55,458     56,018

  Balance -
    June 27, 1997        $(17,925)  $2,384,561 $2,366,636










  The accompanying notes are an integral part of this statement.

                  SUPER 8 MOTELS TEXAS, LTD.
                   (A Limited Partnership)
                   STATEMENT OF CASH FLOWS
       Six Months Ended June 27, 1997 and June 28, 1996
                         (Unaudited)

                                  1997         1996
  Cash flows from
   operating activities
  Net income (loss)               $ 86,860     $ 21,279
  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in) operating
   activities
  Depreciation and amortization     77,118       69,546
  Change in operating assets and
   liabilities
  Accounts receivable               11,951       (1,779)
  Prepaid expenses                  13,162       13,505
  Other assets                         (31)       8,487
  Accounts payable                    (279)      24,868
  Sales tax payable                  2,431        4,298
  Property taxes payable           (25,356)     (18,416)
  Accrued compensation                (599)       3,510
  Accrued interest                     (86)        (447)
  Net cash provided by (used in)
   operating activities            165,171      124,851
  Cash flows from financing
   activities
  Payments made on
      mortgage payable             (22,500)     (22,500)
  Net cash provided by (used in)
    financing activities           (22,500)     (22,500)

  Cash flows from investing
   activities
  Property additions                            (62,042)
  Net cash provided by (used in)
   investing activities                         (62,042)

  NET INCREASE (DECREASE) IN
   CASH                           142,671        40,309
  Cash at beginning of year        37,456        48,744
  Cash at end of period          $180,127      $ 89,053
  Interest paid during the period $17,415      $ 20,954

    The accompanying notes are an integral part of this statement.


                  SUPER 8 MOTELS TEXAS, LTD.

                NOTES TO FINANCIAL STATEMENTS

  NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  A summmary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

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

                                                                Franchise Fees
  Effective June 30, 1994, the partnership received approval from Ramada Franchise Systems, Inc. to operate the facility as a Ramada Limited hotel for a term of fifteen years subject to Ramada having the right to terminate the license without cause effective on the fifth anniversary of the license. Prior to June 30, 1994, the Partnership paid to Super 8 Motels, Inc. monthly fees equal to 4% of its gross room revenue and contributed an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. Effective June 30, 1994, the Partnership will pay to Ramada Franchise Systems, Inc. monthly fees equal to 3.5% of its gross room revenue for the first twelve months from the effective date of the Ramada license and 4% of its gross room revenue beginning in the thirteenth month through the balance of the license term. In addition, the partnership must contribute 4.5% of its gross room revenue to Ramada Inter-National Association for marketing, reservation systems and other assessments. Franchise fees were $67,760 and $61,120 for the six months ended June 27, 1997 and June 28, 1996, respectively.

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

  On June 1, 1989, an affiliate of one of the current General Partners assumed management of the hotel. For its services, the management company receives a base management fee equal to the greater of three percent (3%) of the Gross Revenues of the hotel or $36,000 per year. In addition to the base management fee, the management company receives an incentive management fee equal to ten percent (10%) of Gross Operating Profit. For the six months ended June 27, 1997 and June 28, 1996, management fees were $49,390 and $38,781, respectively. Additionally, accounting service fees paid to another affiliate of a general partner were $14,000 for the six months ended June 27, 1997 and June 28, 1996, respectively. Expense reimbursements to a general partner for expenses incurred were $8,904 and $7,418 for the six months ended June 27, 1997 and June 28, 1996, respectively.

  NOTE D - SIGNIFICANT CUSTOMER
  The Partnership's revenues for the six months ended June 27, 1997 and June 28, 1996 include amounts from a single customer of approximately $158,428 and $59,500, respectively.

  NOTE E - MORTGAGE PAYABLE
  In April 1994, the partnership entered into a mortgage note agreement to borrow $450,000 from a financial institution. The proceeds of this loan were used to complete the renovation of the facility to comply with the Ramada license requirements. Under terms of the agreement, the partnership is required to make monthly principal installments of $3,750 and interest on the outstanding principal balance at 2% above the financial institution's prime lending rate. The mortgage note is collateralized by the hotel's property and equipment. As of June 27, 1997, the outstanding principal balance was $304,338, with a current portion of $45,000.
  All unpaid principal is due in 2004. The payee may demand payment of the outstanding balance of the note on the six year, seven year, eight year and nine year anniversary dates of the note.

                               SUPER 8 MOTELS TEXAS, LTD.
   Item 2.

   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
   Opinion of Management
   In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 27, 1997 and June 28, 1996, and the results of operation and its cash flows for the periods then ended.

   Liquidity
   The General Partners believe that the Partnership's liquidity, defined as its ability to generate adequate amounts of cash to meet its cash needs, is satisfactory. The Partnership's primary source of liquidity is its revenue from operations, the cash provided from the sale of its restaurant in 1990 and the proceeds of the mortgage note incurred to finance the renovation of the hotel. The Partnership actively negotiated with the lessee of the restaurant building to sell the building to such lessee. Such sale took place on September 14, 1990. The contract sale price was $500,000. This sale provided a cash infusion to the property of $445,000 which was used to pay off delinquent taxes of $137,605, current taxes on the restaurant through September 14, 1990 of $14,160 and a $22,000 bank loan secured by the lease. As of June 27, 1997, the Partnership had cash and other current assets in the amount of $267,845 compared to $158,052 at June 28, 1996. Current liabilities were $188,624 at June 27,1997, compared to $220,149 at June 28, 1996.

   Capital Resources
   The partnership spent approximately $62,636, $6,606 and $451,000 in capital improvements to the hotel's facilities in 1996, 1995 and 1994, respectively. The partnership has not purchased any capital improvements for the hotel during the first six months of 1997. The partnership expects to spend an additional $40,000 in capital expenditures during the balance of this year. The hotel is now operating in full compliance with the Ramada Limited standards.

   Results of Operations
   The Partnership's hotel average occupancy rate for the six month period ended June 27, 1997, was 89.7% compared to 83.1% for the six month period ended June 28, 1996. The average daily room rate for the six month period ended June 27, 1997, was $38.58 compared to $37.65 for the six month period ended June 28,1996. Room Revenue for the six month period ended June 27, 1997 was $793,676 compared to $717,724 for the six month period ended June 28, 1996.

   The airline employee and airline related lodging resulted in daily room rentals of approximately 51.0% of the hotel's 126 rooms for the six month period ended June 27, 1997, compared to 44.0% for the six month period ended June 28, 1996.

                  SUPER 8 MOTELS TEXAS, LTD.

  PART II - OTHER INFORMATION

  Item 1.    LEGAL PROCEEDINGS
  There are no material pending legal proceedings.

  Item 2.    CHANGES IN SECURITIES
  There have been no changes in securities for the six months ended June 27, 1997.

  Item 3.    DEFAULTS UPON SENIOR SECURITIES
  There are no senior securities and accordingly, there are no defaults for the six months ended June 27, 1997.

  Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
  No matter was submitted to a vote of security holders for the six months ended June 27, 1997.

  Item 5.    OTHER INFORMATION
  There is no other information to report for the six months ended June 27, 1997.

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