Form 10-Q
period 1997-09-30
SUPER 8 MOTELS TEXAS LTD
filed 1997-11-26
CIK 313299

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C.  20549


	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended							Commission
File
Number
September 26, 1997							0-9708

            SUPER 8 MOTELS TEXAS, LTD.
(Exact name of registrant as specified in its charter)

State of Organization 		IRS Identification
      TEXAS                      No. 74-2062237

P. O. Box 969, Rockwall, TX             75087-0969
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






	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	September 26, 1997

	CONTENTS

PART I.  FINANCIAL INFORMATION					Page

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets								 3

Statement of Operations
  Three Months ended September 26, 1997 and
  September 27, 1996                      		 4

Statement of Operations
  Nine Months ended September 26, 1997 and
  September 27, 1996                      		 5

Statement of Partners' Equity					 6

Statement of Cash Flows
  Nine Months ended September 26, 1997 and
  September 27, 1996						 7

Notes of Financial Statements				 8 - 10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITIONS AND RESULTS OF
 OPERATIONS						 11 -12

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING					 	13

ITEM 2.  CHANGES IN SECURITIES					13

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES			13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
 HOLDERS								13

ITEM 5.   OTHER INFORMATION						13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K			13










	SUPER 8 MOTELS TEXAS. LTD.
	(A Limited Partnership)
	BALANCE SHEETS
	September 26, 1997 and December 27, 1996

ASSETS					1997			1996
Unaudited
CURRENT ASSETS
Cash                        $	232,230	$37,456
 	Accounts Receivable, net
of allowance for doubtful
   accounts of $10,000 in 1997
   and $10,046 in 1996 	107,171	 92,328
Prepaid expenses	 28,788	 20,503

Total current assets	368,189	150,287

PROPERTY AND EQUIPMENT
Land	769,800	769,800
Building and
      improvements          2,539,443      2,539,443
Furniture and equipment	474,354	471,626
                         3,783,597      3,780,869
Accumulated Depreciation 1,297,540      1,183,972
                         2,486,057      2,596,897
OTHER ASSETS	 24,865  	 26,943
                        $2,879,111     $2,774,127

LIABILITIES AND PARTNERS? EQUITY
CURRENT LIABILITIES
Current portion of
    mortgage payable       $	 45,000     $   45,000
Accounts payable	 97,455	 59,188
Sales tax payable	 34,400	 35,837
Property taxes payable	 36,587	 49,446
Accrued compensation	 15,919	 21,791
Accrued interest payable	  1,036	  1,251

Total current liabilities	230,397	212,513
MORTGAGE PAYABLE,
less current portion	248,088	281,838

PARTNERS? EQUITY            2,400,626      2,279,776
                        $2,879,111     $2,774,127




The accompanying notes are an integral part of this statement.






	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	STATEMENTS OF OPERATIONS
	FOR THE THREE MONTH PERIODS ENDED
      September 26, 1997 and September 27, 1996

	(Unaudited)
1997	1996

AVERAGE ROOM RATE	$38.01	$36.19
OCCUPANCY PERCENTAGE	 87.7%	 70.5%

Revenues
Room rentals	382,107	292,512
Other	 15,145	 15,515
397,252	308,027
Expenses
Departmental:
Rooms	112,214	106,443
Other	  5,087	  5,543
General and administrative  60,312	 56,170
Sales	 12,733	 11,541
Franchise fees	 32,538
24,866Utilities	 28,589	 31,424
Maintenance & Repair	 22,407	 33,697
Management fees	 23,063	 12,080
Depreciation	 37,856	 34,070
Amortization	    702	    702
Property taxes	 12,497	 10,024
Insurance	  6,945	  8,108
Interest	  8,319	  9,341
363,262	344,009

NET INCOME (LOSS)            $ 33,990      $ (35,982)
The accompanying notes are an integral part of this statement.



             SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	STATEMENTS OF OPERATIONS
	FOR THE NINE MONTH PERIODS ENDED
         September 26, 1997 and September 27, 1996

	(Unaudited)
1997	1996

AVERAGE ROOM RATE	$38.39	$37.22
OCCUPANCY PERCENTAGE	 89.0%	 78.9%

Revenues
Room rentals             1,175,783      1,010,236
Other	 48,088	 45,863
                         1,223,871      1,056,099
Expenses
Departmental:
Rooms	328,998	326,472
Other	 16,638	 18,109
General and administrative 187,745	183,219
Sales	 37,117	 35,732
Franchise fees	100,298
85,986Utilities	 84,491	 86,002
Maintenance & Repair	 74,232	 97,456
Management fees	 72,453	 50,861
Depreciation	113,568	102,210
Amortization	  2,108	  2,108
Property taxes	 37,513	 29,572
Insurance	 22,212	 23,228
Interest	 25,648	 29,847
                         1,103,021      1,070,802

NET INCOME (LOSS)           $ 120,850      $ (14,703)


T
he accompanying notes are an integral part of this statement.




	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	STATEMENT OF PARTNERS' EQUITY
	FOR THE NINE MONTH PERIODS ENDED
             September 26, 1997 and September 27, 1996
	(Unaudited)

General	Limited
Partners    Partners	Total

Balance -
 December 29, 1995	$(18,446)	$2,332,944 $2,314,498

Net Income (Loss) -
  Three Months Ended
  March 29, 1996	     174 	    17,187     17,361

Net Income (Loss) -
  Three Months Ended
  June 28, 1996	      39 	     3,879      3,918


Net Income (Loss) -
  Three Months Ended
  September 27, 1996	    (360) 	   (35,622)   (35,982)


Balance -
 September 27, 1996	$(18,593)	$2,318,388	$2,299,795

Balance -
  December 27, 1996	$(18,793)	$2,298,569	$2,279,776

Net Income (Loss) -
  Three Months Ended
  March 28, 1997	     308	    30,534	    30,842

Net Income (Loss) -
  Three Months Ended
  June 27, 1997	     560	    55,458	    56,018

Net Income (Loss) -
  Three Months Ended
  September 26, 1997	     340	    33,650	    33,990

Balance -
  September 26, 1997	$(17,585)	$2,418,211	$2,400,626





The accompanying notes are an integral part of this statement.

	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	STATEMENT OF CASH FLOWS
	Nine Months Ended September 26, 1997 and September 27, 1996
(Unaudited)

1997	1996
Cash flows from
 operating activities
Net income (loss)	$120,850	$(14,703)
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in) operating
 activities
Depreciation and amortization	 115,676	 104,318
Change in operating assets and
 liabilities
Accounts receivable	 (14,843)	 (23,235)
Prepaid expenses	  (8,285)	  (7,872)
Other assets	     (30)	   8,488
Accounts payable	  38,267	  11,709
Sales tax payable	  (1,437)	  (2,222)
Property taxes payable	 (12,859)	  (8,642)
Accrued compensation	  (5,872)	  (2,430)
Accrued interest	    (215)	    (592)
Net cash provided by (used in)
 operating activities	 231,252	  64,819
Cash flows from financing
 activities
Payments made on mortgage payable	 (33,750) 	 (33,750)
Net cash provided by (used in)
  financing activities	 (33,750)	 (33,750)

Cash flows from investing
 activities
Property additions	  (2,728)	 (62,042)
Net cash provided by (used in)
 investing activities	  (2,728)	 (62,042)

NET INCREASE (DECREASE) IN
 CASH	 194,774   	 (30,973)
Cash at beginning of year	  37,456	  48,744
Cash at end of period          $	 232,230	$ 17,771
Interest paid during the period	$ 25,863	$ 30,439






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

Franchise Fees


Effective June 30, 1994, the partnership received approval from Ramada Franchise Systems, Inc. to operate the facility as a Ramada Limited hotel for a term of fifteen years subject to Ramada having the right to terminate the license without cause effective on the fifth anniversary of the license. Prior to June 30, 1994, the Partnership paid to Super 8 Motels, Inc. monthly fees equal to 4% of its gross room revenue and contributed an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. Effective June 30, 1994, the Partnership will pay to Ramada Franchise Systems, Inc. monthly fees equal to 3.5% of its gross room revenue for the first twelve months from the effective date of the Ramada license and 4% of its gross room revenue beginning in the thirteenth month through the balance of the license term. In addition, the partnership must contribute 4.5% of its gross room revenue to Ramada Inter-National Association for marketing, reservation systems and other assessments. Franchise fees were $100,298 and $85,986 for the nine months ended September 26,1997 and September 27, 1996, respectively.

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

On June 1, 1989, an affiliate of one of the current General Partners assumed management of the hotel. For its services, the management company receives a base management fee equal to the greater of three percent (3%) of the Gross Revenues of the hotel or $36,000 per year. In addition to the base management fee, the management company receives an incentive management fee equal to ten percent (10%) of Gross Operating Profit. For the nine months ended September 26, 1997 and September 27, 1996, management fees were $72,453 and $50,861, respectively. Additionally, accounting service fees paid to another affiliate of a general partner were $21,000 for the nine months ended September 26, 1997 and September 27, 1996, respectively. Expense reimbursements to a general partner for expenses incurred were $10,574 and $9,587 for the nine months ended September 26, 1997 and September 27, 1996, respectively.

NOTE D - SIGNIFICANT CUSTOMER
The Partnership's revenues for the nine months ended
September 26, 1997 and September 27, 1996 include amounts from a single customer of approximately $257,801 and $95,078, respectively.

NOTE E - MORTGAGE PAYABLE

In April 1994, the partnership entered into a mortgage note agreement to borrow $450,000 from a financial institution. The proceeds of this loan were used to complete the renovation of the facility to comply with the Ramada license requirements. Under terms of the agreement, the partnership is required to make monthly principal installments of $3,750 and interest on the outstanding principal balance at 2% above the financial institution?s prime lending rate. The mortgage note is collateralized by the hotel's property and equipment. As of September 26, 1997, the outstanding principal balance was $293,088, with a current portion of $45,000. All unpaid principal is due in 2004. The payee may demand payment of the outstanding balance of the note on the six year, seven year, eight year and nine year anniversary dates of the note.



	SUPER 8 MOTELS TEXAS, LTD.

Item 2.MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Opinion of Management
In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 26, 1997 and September 27, 1996, and the results of operation and its cash flows for the periods then ended.

Liquidity
The General Partners believe that the Partnership's liquidity, defined as its ability to generate adequate amounts of cash to meet its cash needs, is satisfactory. The Partnership's primary source of liquidity is its revenue from operations, the cash provided from the sale of its restaurant in 1990 and the proceeds of the mortgage note incurred to finance the renovation of the hotel. The Partnership actively negotiated with the lessee of the restaurant building to sell the building to such lessee. Such sale took place on September 14, 1990. The contract sale price was $500,000. This sale provided a cash infusion to the property of $445,000 which was used to pay off delinquent taxes of $137,605, current taxes on the restaurant through September 14, 1990 of $14,160 and a $22,000 bank loan secured by the lease. As of September 26, 1997, the Partnership had cash and other current assets in the amount of $368,189 compared to $129,603 at September 26, 1996. Current liabilities were $230,397 at September 26,1997, compared to $204,159 at September 27, 1996.

Capital Resources
 The partnership spent approximately $62,636, $6,606 and $451,000 in capital improvements to the hotel's facilities in 1996, 1995 and 1994, respectively. The partnership has spent $2,728 in capital improvements for the hotel during the first nine months of 1997. The partnership expects to spend an additional $40,000 in capital expenditures during the balance of this year. The hotel is now operating in full compliance with the Ramada Limited standards.

Results of Operations

The Partnership's hotel average occupancy rate for the nine month period ended September 26, 1997, was 89.0% compared to 78.9% for the nine month period ended September 27, 1996. The average daily room rate for the nine month period ended September 26, 1997, was $38.39 compared to $37.22 for the nine month period ended September 27,1996. Room Revenue for the nine month period ended September 26, 1997 was $1,175,178 compared to $1,010,236 for the nine month period ended September 27, 1996.

The airline employee and airline related lodging resulted in daily room rentals of approximately 52.0% of the hotel's 126 rooms for the nine month period ended September 26, 1997, compared to 42.0% for the nine month period ended September 27, 1996.




	SUPER 8 MOTELS TEXAS, LTD.

PART II - OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

There are no material pending legal proceedings.

Item 2.CHANGES IN SECURITIES

There have been no changes in securities for the nine months ended September 26, 1997.

Item 3.DEFAULTS UPON SENIOR SECURITIES

There are no senior securities and accordingly, there are no defaults for the nine months ended September 26, 1997.

Item 4.SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders for the nine months ended September 26, 1997.

Item 5.OTHER INFORMATION

There is no other information to report for the nine months ended September 26, 1997.

Item 6.EXHIBITS AND REPORT OF FORM 8-K
There are no exhibits or reports on Form 8-k to be filed with this Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPER 8 MOTELS TEXAS, LTD.
(REGISTRANT)

      S/SMartin J. Cohen, General Partner

1


3