Form 10-K
period 1997-12-31
SUPER 8 MOTELS TEXAS LTD
filed 1998-04-23
CIK 313299

FORM 10-K

            SECURITIES AND EXCHANGE COMMISSION
                 Washington, D. C. 20549

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 1998,  or
[ ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ________.

Commission file number 0-9708.

          SUPER 8 MOTELS TEXAS, LTD.
(Exact name of registrant as specified in its charter)

State of Organization TEXAS *
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


           DOCUMENTS INCORPORATED BY REFERENCE


         Certain Exhibits in Part IV are hereby incorporated by reference from the Registrant's Form 10-K for the year ended
December 29, 1989, the Registrant's Form 10-K for the year ended
December 28, 1990 and the Registrant=s Form 10-K for the year ended December 31, 1993.

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

Narrative Description of Partnership's Business

         On June 1, 1989 Martin J. Cohen and Two-Two-Two Hotel, Inc. ("TWO") became the new general partners of the Partnership. TWO is wholly owned by the Property Manager. For its property management services the Property Manager receives a base management fee equal to the greater of: three percent (3%) of the gross revenue of the hotel or $36,000. The Property Manager is also entitled to receive an incentive management fee equal to ten percent (10%) of the gross operating profit. For the year ended January 2, 1998, the Property Manager received aggregate fees of $96,353.

         The Property Manager employs six (6) desk clerks, twelve
(12) housekeepers, one (1) houseman, one (1) laundry worker, one (1) bellmen/van driver, one (1) hospitality attendant, three (3) maintenance men, one (1) sales director and one (1) hotel manager. Thirteen (13) of such employees are part-time.

         The occupancy percentages and average daily room rates at the hotel and the annual cost of operations for the past five years are set forth below:
                                                 Annual Operating
              Percent   Average   Annual         Expenses
              Annual    Daily     Operating      Less Deprec &
Year     Occupancy Room Rate Revenue        Amortization

1997     88%       $38.44    $1,637,968     $1,327,949
1996     79%       $37.04    $1,403,060     $1,289,306
1995     76%       $34.74    $1,266,281     $1,186,347
1994     69%       $32.42    $1,071,174     $1,059,372
1993     58%       $30.96    $  876,428     $  818,591

         In addition to the operating expenses paid in 1997, 1996 and 1995, the Partnership spent $24,719, $62,636 and $6,606, respectively, on capital additions.


         The hotel is located in a highly competitive market area. There are approximately 6,000 hotel rooms in the general vicinity of the hotel. Many of these hotels have much greater financial resources and more experienced personnel than that of the Partnership. Most are a part of national chains with high consumer name recognition. There has and continues to be an over supply of hotel rooms in the area surrounding the location of the Partnership's hotel.
Set forth below is a comparison of certain hotels that compete with the Partnership


                             	Average   Published Special   %
                   Number    % Annual  Single    Airlne    Airlne
Property of Rooms  Occupancy Room Rate Rate      Business

Holiday
 Inn Exprs    	200       55      		63        NA
NA
Sheraton 	420       69        	169       60        15
Hyatt    	309       80        	139       59        10
Holiday
  Inn    	306       92   		    139       47        60
LaQuinta 	122       69        	69        NA        NA
Clairon  	220       76       	 79        29-37     45
Budgetele 107       55        	53        NA        NA
Days Inn 	172       48       	 57        30-35     20
Hampton  	150       75        	74        30-35     50
Sleep Inn 107       68        	66        35-39     10
AmeriSuite128       53        	139       NA        NA



              The foregoing information was obtained by the hotel
manager in March 1998 in telephone conversations with personnel of
the other properties.   The information has not been verified by any
third party. Therefore, there can be no assurance that the information represents the actual rates or operations of such properties.

         Employees of the various airlines which service the Houston Intercontinental Airport provided approximately 59% of the room rentals at the hotel during 1997 and approximately 30% to 45% in 1996 and 1995. Airline employees currently pay a daily single rate of $31 for lodging at the Partnership's hotel. The Property Manager anticipates that airline employee lodging will result in daily room rentals of approximately 49% of the hotel's 126 rooms in 1998.

         Because competition is so intense in the area and the number of room rentals by airline employees and airline contract business, the Partnership's hotel average room rate of $38.44 is below the current published room rates. Set forth below are the Partnership's current published room rates.


Number of Occupants               Published Daily
  And Room Type                   Room Rate

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

None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted during the fourth quarter of the fiscal year ended January 2, 1998 to a vote of the limited partners.




          (THIS SPACE INTENTIONALLY LEFT BLANK)

                         PART II


Item 5.  Market for registrant's Common Equity and Related
Stockholder Matters.


Market Information

         There is no trading market for the Interests of the Partnership and none is expected to develop.

Holders

         As of January 2, 1998, approximately 720 persons held
Interests of the Partnership.

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

         The Partnership has not made any cash distributions since the first quarter of 1984. The General Partners do not anticipate that the Partnership will have any cash available for distribution to the Partners in 1998.

Item 6. Selected Financial Data.

         Set forth below is selected financial data of the Partnership for the past five years. This financial data should be read in conjunction with the financial statements and related notes included elsewhere in this report.


                             1997           1996      1995

Gross Revenues     $1,637,968     1,403,060      1,266,281
Net Income(Loss)   $  155,023     (  34,722)     (  60,276)
Net Income(loss)
   Per Limited
   Partner Unit
         Diluted   $    15.35     (    3.44)     (    5.97)
Total Assets       $2,917,019      2,774,127      2,847,672
Long Term
   Obligations     $ 236,838         281,838        326,828
Cash Distributed

   Per Limited
        Partner Unit    -0-            -0-           -0-


                             1994           1993

Gross Revenues     $1,071,174        876,428
Net Income         $   32,729     (   40,566)
Net Income (Loss)
   Per Limited
   Partner Unit     $   3.24          (4.02)
     (Diluted)
Total Assets       $2,944,914       2,611,092
Long Term
   Obligations     $  371,838         134,012
Cash Distributed
   Per Limited
       Partner Unit   -0-            -0-



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

         1997 Versus 1996

         Total revenues from the Partnership's hotel operations increased by $234,908 from $1,403,060 in 1996 to $1,637,968 in 1997.
The hotel's change in room revenues was a result of a 3.8% increase in the average daily rate from $37.04 in 1996 to $38.44 in 1997, while occupancy increased from 79% in 1996 to 88% in 1997. Management attributes the increase in occupancy to improved economic conditions in the area and increased airline business. Other revenues (primarily consisting of telephone revenues, interest income and other hotel guest charges) increased .1% or $228 between 1997 and 1996. The major increase in other revenues was the result of an increase in guaranteed no show revenues.

         The net income from operations increased from $(34,722) in 1996 to $155,023 in 1997. The increase in net income resulted from the increase in operating revenues in excess of the increase in operating expenses as further described below.


         Operating expenses increased by $45,158 from $1,437,787 in 1996 to $1,482,945 in 1997. Substantial increases in room expenses were incurred as a result of additional costs associated with the increase in the number of rooms occupied in 1997 over 1996. Depreciation and amortization expenses increased by $6,515 in 1997 as a result of the depreciation expense incurred on the capital
improvements placed in service during 1996 and 1997.   Franchise
fees increased by $20,171 in 1997 as a result of the increase in room revenue. Management fees increased by $28,303 in 1997 as a result of the increase in total revenue and the improved operating performance of the hotel. Maintenance and repairs decreased by $27,474 in 1997 as a result of reduced building repairs.

         1996 Versus 1995

         Total revenues from the Partnership's hotel operations increased by $136,779 from $1,266,281 in 1995 to $1,403,060 in 1996.
The hotel's change in room revenues was a result of a 6.6% increase in the average daily rate from $34.74 in 1995 to $37.04 in 1996, while occupancy increased from 76% in 1995 to 79% in 1996. Management attributes the increase in occupancy to improved economic conditions in the area, increased marketing efforts of the facility, change to the Ramada Limited franchise and the favorable guests= response to the renovation completed in 1994. Other revenues (primarily consisting of telephone revenues, interest income and other hotel guest charges) increased 3.6% or $2,137 between 1996 and 1995. The major increase in other revenues was the result of an increase in telephone revenues.

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

         Inflation

         The Partnership's costs of operations, including labor, supplies, utilities, insurance and real estate taxes are significantly affected by inflationary factors. The Partnership pays many of its hourly employees at or slightly above the federal mandated minimum wage requirements. The increase in the federal minimum wage rate effective in September 1997 resulted in higher costs to the Partnership.

         Financial Condition, Liquidity and Capital Resources

         At January 2, 1998, the Partnership's current assets of $423,426 exceeded its current liabilities of $245,382 by $178,044. In 1997, the Partnership's current assets increased by $273,139 and its current liabilities increased by $32,869. The increase in current assets is principally the result of the profitability of the partnership which resulted in the improvement in cash flow from operations in 1997 over 1996.

         Management attributes the Partnership's improvement in liquidity, as reflected by the above numbers, to improvement in cash flow from operations in previous years and reduced capital expenditures in 1997 and 1996.

         Outlook and Year 2000 Compliance

         The Partnership or its representatives from time to time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation any such statements made or to be made in the Management=s Discussion and Analysis of Financial Condition and Results of Operations, press releases and other information contained in its filings with the Securities and Exchange Commission. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

         In previous years the hotel has relied on contract airline business to provide a substantial portion of the hotel's annual room revenue. Management anticipates the contract airline business to provide a substantial portion of the 1998 occupancy which is estimated to approach 80%, with average daily rates in the range of $38.00 to $39.00 for the year. However, several new hotels are under development in the area which may negatively impact the occupancy of the hotel in future years.

         The partnership does not except any significant costs associated with updating the hotel=s system for the year 2000 compliance. At the present time all systems are being updated to comply with the year 2000.

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

         Martin J. Cohen, age 62, is the Managing General Partner of the Partnership. Mr. Cohen has since June 1987 owned and operated Martin J. Cohen Financial Services, a financial planning and investment services company. Prior to forming his present company Mr. Cohen was from 1978 a principal with Balanced Financial Corporation which was also a financial planning and investment services company. Between 1960 and 1978, he was a registered representative with Eppler, Guerin & Turner a Dallas, Texas based New York Stock Exchange brokerage firm. Mr. Cohen has not previously managed a limited partnership.

         Two-Two-Two Hotel, Inc. is a wholly owned subsidiary of WHC. WHC effective June 1, 1989 became the Property Manager of the Partnership property, a 126 room hotel near the Houston
Intercontinental Airport. WHC is located at 4441 West Airport Frwy, Irving, TX 75062, phone number (972) 258-0900.

         Peter A. Gerard, age 52 is President, Treasurer and Director of TWO. Mr. Gerard has been Chairman of WHC since January 1993. From May 1984 until January 1993, he served as Executive Vice President for the Company. Prior to joining WHC he was a senior vice-president for corporate finance with Schneider, Bernet & Hickman, a Dallas based stock brokerage company. Mr. Gerard holds a bachelor's degree from Yale and a MBA from Harvard.

         Albert E. Stevens, age 45, is Vice-President, Secretary and Director of TWO. Mr. Stevens has served as President of WHC since January 1993. Prior to assuming this position he had since 1972 served in several operating positions with WHC. Mr. Stevens holds a bachelor's degree from the University of Texas at Arlington and a MBA from Southern Methodist University.


         The principals of WHC have managed hotels since 1972. WHC currently has four hotel facilities under management in three states. WHC has been involved in "turnaround" management of troubled hotel properties. WHC utilizes computerized accounting and control systems that track each property and generates daily management reports. WHC has an in house training program and a planned marketing and sales program for each property it manages.

Item 11. Executive Compensation

Managing General Partner Fee.

         Under the terms of the Amended Partnership Agreement Martin
J. Cohen is entitled to receive a fee of $50.00 per hour plus expenses for the time he spends conducting the affairs of the Partnership. Under this provision Mr. Cohen received $12,294,
10,400 and $8,600 for 1997, 1996 and 1995, respectively.

Property Management Fee.

         Under the terms of the management contract between the Partnership and WHC, WHC shall be entitled to receive a base management fee equal to the greater of: three percent (3%) of the Gross Revenue of the Partnership property or $36,000 per year. Base management fees were $49,133, $42,044 and $37,979 for 1997, 1996 and
1995, respectively. In addition to the base management fee, WHC is entitled to an incentive management fee equal to ten percent (10%) of the gross operating profit, as defined. Incentive management fees were $47,220, $26,006 and $22,640 for 1997, 1996 and 1995, respectively.

Accounting Service Fee.

         Under the terms of the management contract, Westbrooke Financial Services Corporation, a wholly owned subsidiary of WHC, provides accounting, data processing and internal auditing to the property. Service fees of $28,539, $28,000 and $26,346 were paid for 1997, 1996 and 1995, respectively.


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

March 25, 1998                         SUPER 8 MOTELS TEXAS, LTD.



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

                                       March 25, 1998


                                       Two-Two-Two Hotel, Inc.,
                                       General Partner, principal
executive officer of
Registrant



                                       /s/ Peter A. Gerard
                                       Peter A. Gerard, President
                                       March 25, 1998
INDEX OF
EXHIBITS


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

SUPER 8 MOTELS TEXAS, LTD.
NOTES TO FINANCIAL STATEMENTS


NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies of Super 8 Motels Texas, Ltd. (The Partnership) applied in the preparation of the accompanying financial statements follows.

Nature of Operations

The Partnership's operations consist of a hotel property near the Houston Intercontinental Airport. Its customers generally are passengers or employees of the airlines which use the airport.

Depreciation

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives ranging from 5 to 40 years by the straight line method. Accelerated methods of depreciation are used for tax purposes.

Federal Income Taxes

Federal income taxes are not reflected in the financial statemetns as the partners individually report their distributive shares of taxable income or loss of the Partnership.

Fiscal Year

The Partnership's fiscal year ends on the Friday nearest December
31. Fiscal years 1996 and 1995 comprised fifty-two week periods and 1997 comprise fifty-three weeks.

Earnings Per Limited Partner Unit

Basic earnings (loss) per limited partner unit are computed by dividing income available to limited partners by the weighted average number of limited partner units outstanding during each period presented. Diluted earnings per common share are computed by dividing income available to limited partners by the weighted average number of limited partner units outstanding giving effect to all dilutive potential limited partner units, outstanding during each period presented. For purposes of calculating the dilutive effect of the option, (Note B) the proceeds are assumed to have been used to retire the outstanding debt and reduce interest expense.