Form 10-Q
period 1998-03-31
SUPER 8 MOTELS TEXAS LTD
filed 1998-05-29
CIK 313299

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C.  20549


	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended							Commission
File
Number
April 3, 1998								0-9708

              SUPER 8 MOTELS TEXAS, LTD.
     (Exact name of registrant as specified in its charter)

State of Organization TEXAS		IRS Identification No.
74-2062237

P. O. Box 969, Rockwall, TX             75087-0969
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (972)
771-6783



Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X
 No



	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	April 3, 1998

	CONTENTS

PART I.  FINANCIAL INFORMATION					Page

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets								                    3

Statement of Operations
  Three Months ended April 3, 1998 and
  March 28, 1997                      			 4

Statement of Partners' Equity					        6

Statement of Cash Flows
  Three Months ended April 3, 1998 and
  March 28, 1997					      	              7

Notes of Financial Statements				     7 - 9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITIONS AND RESULTS OF
 OPERATIONS					                    10 - 11

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING					           12

ITEM 2.  CHANGES IN SECURITIES				      	12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES			12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
 HOLDERS								12

ITEM 5.   OTHER INFORMATION						12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K			12












	SUPER 8 MOTELS TEXAS. LTD.
	(A Limited Partnership)
	BALANCE SHEETS
	April 3, 1998 and January 2, 1998

               ASSETS					      1998			       1997
Unaudited
CURRENT ASSETS
Cash                         $308,385       $319,111
 	Accounts Receivable, net
of allowance for doubtful
   accounts of $7,000 in 1998
   and $7,000 in 1997 	        94,507	        83,685
Prepaid expenses	              15,862	        20,630

Total current assets	         418,754       	423,426

PROPERTY AND EQUIPMENT
Land                         	769,800       	769,800
Building and
      improvements          2,540,383      2,539,443
Furniture and equipment      	504,261       	496,345
                            3,814,444      3,805,588
Accumulated Depreciation    1,373,987      1,336,157
                            2,440,457      2,469,431
OTHER ASSETS	                  23,460       	 24,162
                           $2,882,671     $2,917,019

LIABILITIES AND PARTNERS? EQUITY
CURRENT LIABILITIES
Current portion of
    mortgage payable       $ 	 45,000    $    45,000
Accounts payable	              54,205	        84,294
Sales tax payable	             48,098	        43,315
Property taxes payable	        13,202	        50,485
Accrued compensation         	 28,797       	 20,711
Accrued interest payable	         897	         1,577

Total current liabilities    	190,199       	245,382

MORTGAGE PAYABLE,
less current portion         	225,588       	236,838

PARTNERS? EQUITY            2,466,884      2,434,799
                           $2,882,671     $2,917,019


The accompanying notes are an integral part of this statement.





	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	STATEMENTS OF OPERATIONS
	FOR THE THREE MONTH PERIODS ENDED
      April 3, 1998 and March 28, 1997


	(Unaudited)
                          1998     	1997

AVERAGE ROOM RATE       	$40.53  	$38.24
OCCUPANCY PERCENTAGE     	87.7%   	87.9%

Revenues
Room rentals           	407,410	 385,279
Other	                   13,200	  17,505
                        420,610 	402,784
Expenses
Departmental:
Rooms                  	114,587 	107,403
Other	                    4,419 	  5,608
General
  and administrative     78,609	  66,774
Sales	                   11,344 	 12,268
Franchise fees	          34,740   33,135
Utilities	               22,984	  30,598
Maintenance & Repair	    31,462	  25,744
Management fees	         23,603 	 22,974
Depreciation	            37,830	  37,856
Amortization	               702	     703
Property taxes	          13,977 	 12,519
Insurance	                7,310	   7,634
Interest	                 6,958 	  8,726
                        388,525 	371,942

NET INCOME (LOSS)      $ 32,085 $ 30,842












The accompanying notes are an integral part of this statement.








	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	STATEMENT OF PARTNERS' EQUITY
	FOR THE THREE MONTH PERIODS ENDED
                       April 3, 1998 and March 28, 1997
                              	(Unaudited)

                         General	    Limited
                         Partners    Partners	       Total

Balance -
 December 27, 1996	     $(18,793)	  $2,298,569     $2,279,776

Net Income (Loss) -
  Three Months Ended
  March 28, 1997	            308 	      30,534         30,842

Balance - March 28,1997	$(18,485)   $2,329,103	    $2,310,618

Balance -
  January 2, 1998      	$(17,243)	  $2,452,042	    $2,434,799

Net Income (Loss) -
  Three Months Ended
  April 3, 1998	             321	       31,764	        32,085

Balance -
  April 3, 1998        	$(16,922)	   $2,483,806   	$2,466,884

























The accompanying notes are an integral part of this statement.

	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	STATEMENT OF CASH FLOWS
	Three Months Ended April 3, 1998 and March 28, 1997
(Unaudited)

                                1998              	1997
Cash flows from
 operating activities
Net income (loss)            	$ 32,085	        $ 30,842
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in) operating
 activities
Depreciation and amortization	   38,532	         38,559
Change in operating assets and
 liabilities
Accounts receivable           	 (10,822)	         6,443
Prepaid expenses	                 4,768	          4,782
Other assets	                     	                 (31)
Accounts payable	               (30,089)	         5,178
Sales tax payable	                4,783	          2,610
Property taxes payable	         (37,283)	       (37,853)
Accrued compensation	             8,086	         (9,632)
Accrued interest	                  (680)	            50
Net cash provided by (used in)
 operating activities	            9,380	         40,948

Cash flows from financing
 activities
Payments made on mortgage pybl	 (11,250)      	 (11,250)
Net cash provided by (used in)
  financing activities	         (11,250)      	 (11,250)

Cash flows from investing
 activities
Property additions	              (8,856)
Net cash provided by (used in)
 investing activities	           (8,856)

NET INCREASE (DECREASE) IN
 CASH	                          (10,726)	        29,698
Cash at beginning of year	      319,111	         37,456
Cash at end of period         	$308,385       	$ 67,154
Interest paid during  period	  $  7,638       	$  8,676






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

Fiscal Year

The Partnership's fiscal year ends on the Friday nearest
December 31. Fiscal years 1998 and 1997 are comprised of fifty-two and fifty-three week periods, respectively.

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

Franchise Fees


Effective June 30, 1994, the partnership received approval from Ramada Franchise Systems, Inc. to operate the facility as a Ramada Limited hotel for a term of fifteen years subject to Ramada having the right to terminate the license without cause effective on the fifth anniversary of the license. Prior to June 30, 1994, the Partnership paid to Super 8 Motels, Inc. monthly fees equal to 4% of its gross room revenue and contributed an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. Effective June 30, 1994, the Partnership will pay to Ramada Franchise Systems, Inc. monthly fees equal to 3.5% of its gross room revenue for the first twelve months from the effective date of the Ramada license and 4% of its gross room revenue beginning in the thirteenth month through the balance of the license term. In addition, the partnership must contribute 4.5% of its gross room revenue to Ramada Inter-National Association for marketing, reservation systems and other assessments. Franchise fees were $34,740 and $33,135 for the three months ended April 3, 1998 and March 28, 1997, respectively.

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

On June 1, 1989, an affiliate of one of the current General Partners assumed management of the hotel. For its services, the management company receives a base management fee equal to the greater of three percent (3%) of the Gross Revenues of the hotel or $36,000 per year. In addition to the base management fee, the management company receives an incentive management fee equal to ten percent (10%) of Gross Operating Profit. For the three months ended April 3, 1998 and March 28, 1997, management fees were $23,603 and $22,974, respectively. Additionally, accounting service fees paid to another affiliate of a general partner were $9,750 and $7,000 for the three months ended April 3, 1998 and March 28, 1997, respectively. Expense reimbursements to a general partner for expenses incurred were $3,350 and $5,442 for the three months ended April 3, 1998 and March 28, 1997, respectively.

NOTE D - SIGNIFICANT CUSTOMER
The Partnership's revenues for the three months ended April
3, 1998 and March 28, 1997 include amounts from a single customer of approximately $40,230 and $62,199, respectively.

NOTE E - MORTGAGE PAYABLE

In April 1994, the partnership entered into a mortgage note agreement to borrow $450,000 from a financial institution. The proceeds of this loan were used to complete the renovation of the facility to comply with the Ramada license requirements. Under terms of the agreement, the partnership is required to make monthly principal installments of $3,750 and interest on the outstanding principal balance at 2% above the financial institution?s prime lending rate. The mortgage note is collateralized by the hotel's property and equipment. As of April 3, 1998, the outstanding principal balance was $235,199, with a current portion of $45,000.
All unpaid principal is due in 2004. The payee may demand payment of the outstanding balance of the note on the six year, seven year, eight year and nine year anniversary dates of the note.



	SUPER 8 MOTELS TEXAS, LTD.

Item 2.MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Opinion of Management
In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of April 3, 1998 and March
28, 1997, and the results of operation and its cash flows for the periods then ended.

Liquidity
The General Partners believe that the Partnership's liquidity, defined as its ability to generate adequate amounts of cash to meet its cash needs, is satisfactory. The Partnership's primary source of liquidity is its revenue from operations, the cash provided from the sale of its restaurant in 1990 and the proceeds of the mortgage note incurred to finance the renovation of the hotel. The Partnership actively negotiated with the lessee of the restaurant building to sell the building to such lessee. Such sale took place on September 14, 1990. The contract sale price was $500,000. This sale provided a cash infusion to the property of $445,000 which was used to pay off delinquent taxes of $137,605, current taxes on the restaurant through September 14, 1990 of $14,160 and a $22,000 bank loan secured by the lease. As of April 3, 1998, the Partnership had cash and other current assets in the amount of $418,754 compared to $168,760 at March 28, 1997. Current liabilities were $190,199 at April 3, 1998, compared to $172,860 at March 28, 1997.

Capital Resources
 The partnership spent approximately $24,719, $62,636 and $6,606 in capital improvements to the hotel's facilities in 1997, 1996 and 1995, respectively. The partnership has spent $8,856 in capital improvements for the hotel during the first three months of 1998. The partnership expects to spend an additional $175,000 in capital expenditures during the balance of this year if cash flow is available to fund the expenditures. The hotel is now operating in full compliance with the Ramada Limited standards.

Results of Operations

The Partnership's hotel average occupancy rate for the three month period ended April 3, 1998, was 87.7% compared to 87.9% for the three month period ended March 28, 1997. The average daily room rate for the three month period ended April 3, 1998, was $40.53 compared to $38.24 for the three month period ended March 28,1997. Room Revenue for the three month period ended April 3, 1998 was $407,410 compared to $385,279 for the three month period ended March 28, 1997.

The airline employee and airline related lodging resulted in daily room rentals of approximately 50.2% of the hotel's 126 rooms for the three month period ended April 3, 1998, compared to 54.0% for the three month period ended March 28, 1997.





	SUPER 8 MOTELS TEXAS, LTD.


PART II - OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

There are no material pending legal proceedings.

Item 2.CHANGES IN SECURITIES

There have been no changes in securities for the three months ended April 3, 1998.

Item 3.DEFAULTS UPON SENIOR SECURITIES

There are no senior securities and accordingly, there are no defaults for the three months ended April 3, 1998.

Item 4.SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders for the three months ended April 3, 1998.

Item 5.OTHER INFORMATION

There is no other information to report for the three months ended April 3, 1998.

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

1


5