Form 10-Q
period 1998-06-30
SUPER 8 MOTELS TEXAS LTD
filed 1998-08-24
CIK 313299

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C.  20549


	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended							Commission
File
Number
July 3, 1998								0-9708

              SUPER 8 MOTELS TEXAS, LTD.
     (Exact name of registrant as specified in its charter)

State of Organization TEXAS		IRS Identification No.
74-2062237

P. O. Box 969, Rockwall, TX             75087-0969
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (972)
771-6783



Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X
 No






	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	July 3, 1998

	CONTENTS

PART I.  FINANCIAL INFORMATION					Page

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets								 3

Statement of Operations
  Three Months ended July 3, 1998 and
  June 27, 1997                      			 4

Statement of Operations
  Six Months ended July 3, 1998 and
  June 27, 1997                      			 5

Statement of Partners' Equity					 6

Statement of Cash Flows
  Six Months ended July 3, 1998 and
  June 27, 1997					      	 7

Notes of Financial Statements				  8 - 10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITIONS AND RESULTS OF
 OPERATIONS						  11 -12

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING					     13

ITEM 2.  CHANGES IN SECURITIES					13

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES			13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
 HOLDERS								13

ITEM 5.   OTHER INFORMATION						13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K			13










	SUPER 8 MOTELS TEXAS. LTD.
	(A Limited Partnership)
	BALANCE SHEETS
	July 3, 1998 and January 2, 1998

ASSETS					1998			1997
Unaudited
CURRENT ASSETS
Cash                        $	348,899       $319,111
 	Accounts Receivable, net
of allowance for doubtful
   accounts of $7,000 in 1998
   and $7,000 in 1997 	120,726	 83,685
Prepaid expenses	  7,704	 20,630

Total current assets	477,329	423,426

PROPERTY AND EQUIPMENT
Land	769,800	769,800
Building and
      improvements          2,546,212      2,539,443
Furniture and equipment	504,260	496,345
                         3,820,272      3,805,588
Accumulated Depreciation 1,411,817      1,336,157
                         2,408,455      2,469,431
OTHER ASSETS	 22,757  	 24,162
                        $2,908,541     $2,917,019

LIABILITIES AND PARTNERS? EQUITY
CURRENT LIABILITIES
Current portion of
    mortgage payable       $	 45,000     $   45,000
Accounts payable	 59,847	 84,294
Sales tax payable	 48,239	 43,315
Property taxes payable	 26,382	 50,485
Accrued compensation	 17,746	 20,711
Accrued interest payable	  1,485	  1,577

Total current liabilities	198,699	245,382


MORTGAGE PAYABLE
less current portion	214,338	236,838

PARTNERS? EQUITY            2,495,504      2,434,799
                        $2,908,541     $2,917,019

The accompanying notes are an integral part of this statement.





	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	STATEMENTS OF OPERATIONS
	FOR THE THREE MONTH PERIODS ENDED
          July 3, 1998 and June 27, 1997

	(Unaudited)
1998	1997

AVERAGE ROOM RATE	$40.95	$38.91
OCCUPANCY PERCENTAGE	88.7%	91.5%

Revenues
Room rentals	416,303	408,397
Other	 13,109	 15,438
429,412	423,835
Expenses
Departmental:
Rooms	118,298	109,381
Other	  5,399	  5,943
General and administrative  75,004	 60,659
Sales	 12,913	 12,116
Franchise fees	 35,387
34,625Utilities	 29,022	 25,304
Maintenance & Repair	 30,753	 26,081
Management fees	 24,058	 26,416
Depreciation	 37,830	 37,856
Amortization	    704	    703
Property taxes	 13,180	 12,497
Insurance	 10,163	  7,633
Interest	  8,081	  8,603
400,792	367,817

NET INCOME (LOSS)            $ 28,620      $  56,018



The accompanying notes are an integral part of this statement


             SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)

	STATEMENTS OF OPERATIONS
	FOR THE SIX MONTH PERIODS ENDED
           July 3, 1998 and June 27, 1997

	(Unaudited)
1998	1997

AVERAGE ROOM RATE	$40.74	$38.58
OCCUPANCY PERCENTAGE	88.2%	89.7%

Revenues
Room rentals	823,713	793,676
Other	 26,309	 32,943
850,022	826,619
Expenses
Departmental:
Rooms	232,885	216,784
Other	  9,818	 11,551
General and administrative 153,613	127,433
Sales	 24,257	 24,384
Franchise fees	 70,127
67,760Utilities	 52,006	 55,902
Maintenance & Repair	 62,215	 51,825
Management fees	 47,661	 49,390
Depreciation	 75,660	 75,712
Amortization	  1,406	  1,406
Property taxes	 27,157	 25,016
Insurance	 17,473	 15,267
Interest	 15,039	 17,329
789,317	739,759

NET INCOME (LOSS)            $ 60,705      $  86,860


The accompanying notes are an integral part of this statement.



	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	STATEMENT OF PARTNERS' EQUITY
	FOR THE SIX MONTH PERIODS ENDED
               July 3,1998 and June 27, 1997
	(Unaudited)

General	Limited		Partners
  Partners	Total

Balance -
 December 27, 1996	$(18,793)	$2,298,569 $2,279,776

Net Income (Loss) -
  Three Months Ended
  March 28, 1997	     308 	    30,534     30,842

Net Income (Loss) -
  Three Months Ended
  June 27, 1997	     560 	    55,458     56,018

Balance - June 27, 1997	$(17,925	$2,384,561	$2,366,636

Balance -
  January 2, 1998	$(17,243)	$2,452,042	$2,434,799

Net Income (Loss) -
  Three Months Ended
  April 3, 1998	     321	    31,764	    32,085

Net Income (Loss) -
  Three Months Ended
  July 3, 1998	     286	    28,334	    28,620

Balance -
  July 3, 1998	$(16,636)	$2,512,140	$2,495,504










The accompanying notes are an integral part of this statement.







	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	STATEMENT OF CASH FLOWS
	Six Months Ended July 3, 1998 and June 27, 1997
(Unaudited)

1998	1997
Cash flows from
 operating activities
Net income (loss)	$ 60,705	$ 86,860
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in) operating
 activities
Depreciation and amortization	  77,065	  77,118
Change in operating assets and
 liabilities
Accounts receivable	 (37,041)	  11,951
Prepaid expenses	  12,926	  13,162
Other assets	   	     (31)
Accounts payable	 (24,447)  	    (279)
Sales tax payable	   4,924	   2,431
Property taxes payable	 (24,103)	 (25,356)
Accrued compensation	  (2,965)	    (599)
Accrued interest	     (92)	     (86)
Net cash provided by (used in)
 operating activities	  66,672      165,171
Cash flows from financing
 activities
Payments made on mortgage payable	 (22,500) 	 (22,500)
Net cash provided by (used in)
  financing activities	 (22,500)	 (22,500)

Cash flows from investing
 activities
Property additions	 (14,684)
Net cash provided by (used in)
 investing activities	 (14,684)

NET INCREASE (DECREASE) IN
 CASH	  29,788   	 142,671
Cash at beginning of year	 319,111	  37,456
Cash at end of period          $	 348,899	$180,127
Interest paid during the period	$ 15,131	$ 17,415






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

Franchise Fees


Effective June 30, 1994, the partnership received approval from Ramada Franchise Systems, Inc. to operate the facility as a Ramada Limited hotel for a term of fifteen years subject to Ramada having the right to terminate the license without cause effective on the fifth anniversary of the license. Prior to June 30, 1994, the Partnership paid to Super 8 Motels, Inc. monthly fees equal to 4% of its gross room revenue and contributed an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. Effective June 30, 1994, the Partnership will pay to Ramada Franchise Systems, Inc. monthly fees equal to 3.5% of its gross room revenue for the first twelve months from the effective date of the Ramada license and 4% of its gross room revenue beginning in the thirteenth month through the balance of the license term. In addition, the partnership must contribute 4.5% of its gross room revenue to Ramada Inter-National Association for marketing, reservation systems and other assessments. Franchise fees were $70,127 and $67,760 for the six months ended July 3, 1998 and June 27, 1997, respectively.

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

On June 1, 1989, an affiliate of one of the current General Partners assumed management of the hotel. For its services, the management company receives a base management fee equal to the greater of three percent (3%) of the Gross Revenues of the hotel or $36,000 per year. In addition to the base management fee, the management company receives an incentive management fee equal to ten percent (10%) of Gross Operating Profit. For the six months ended July 3, 1998 and June 27, 1997, management fees were $47,661 and $49,390, respectively. Additionally, accounting service fees paid to another affiliate of a general partner were $19,500 and $14,000 for the six months ended July 3, 1998 and June 27, 1997, respectively. Expense reimbursements to a general partner for expenses incurred were $3,915 and $8,904 for the six months ended July 3, 1998 and June 27, 1997, respectively.

NOTE D - SIGNIFICANT CUSTOMER
The Partnership's revenues for the six months ended July 3, 1998 and June 27, 1997 include amounts from a single customer of approximately $155,000 and $158,428, respectively.

NOTE E - MORTGAGE PAYABLE

In April 1994, the partnership entered into a mortgage note agreement to borrow $450,000 from a financial institution. The proceeds of this loan were used to complete the renovation of the facility to comply with the Ramada license requirements. Under terms of the agreement, the partnership is required to make monthly principal installments of $3,750 and interest on the outstanding principal balance at 2% above the financial institution?s prime lending rate. The mortgage note is collateralized by the hotel's property and equipment. As of July 3, 1998, the outstanding principal balance was $259,338, with a current portion of $45,000.
All unpaid principal is due in 2004. The payee may demand payment of the outstanding balance of the note on the six year, seven year, eight year and nine year anniversary dates of the note.



	SUPER 8 MOTELS TEXAS, LTD.

Item 2.MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Opinion of Management
In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of July 3, 1998 and June
27, 1997, and the results of operation and its cash flows for the periods then ended.

Liquidity
The General Partners believe that the Partnership's liquidity, defined as its ability to generate adequate amounts of cash to meet its cash needs, is satisfactory. The Partnership's primary source of liquidity is its revenue from operations, the cash provided from the sale of its restaurant in 1990 and the proceeds of the mortgage note incurred to finance the renovation of the hotel. The Partnership actively negotiated with the lessee of the restaurant building to sell the building to such lessee. Such sale took place on September 14, 1990. The contract sale price was $500,000. This sale provided a cash infusion to the property of $445,000 which was used to pay off delinquent taxes of $137,605, current taxes on the restaurant through September 14, 1990 of $14,160 and a $22,000 bank loan secured by the lease. As of July 3, 1998, the Partnership had cash and other current assets in the amount of $477,329 compared to $267,845 at June 27, 1997. Current liabilities were $198,699 at July 3,1998, compared to $188,624 at June 27, 1997.

Capital Resources
 The partnership spent approximately $24,719, $62,636 and $6,606 in capital improvements to the hotel's facilities in 1997, 1996 and 1995, respectively. The partnership has spent $14,684 in capital improvements for the hotel during the first six months of 1998. The partnership expects to spend an additional $175,000 in capital expenditures during the balance of this year. The hotel is now operating in full compliance with the Ramada Limited standards.

Results of Operations

The Partnership's hotel average occupancy rate for the six month period ended July 3, 1998, was 88.2% compared to 89.7% for the six month period ended June 27, 1997. The average daily room rate for the six month period ended July 3, 1998, was $40.74 compared to $38.58 for the six month period ended June 27,1997. Room Revenue for the six month period ended July 3, 1998 was $823,713 compared to $793,676 for the six month period ended June 27, 1997.

The airline employee and airline related lodging resulted in daily room rentals of approximately 50.0% of the hotel's 126 rooms for the six month period ended July 3, 1998, compared to 51.0% for the six month period ended June 27, 1997.




	SUPER 8 MOTELS TEXAS, LTD.

PART II - OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

There are no material pending legal proceedings.

Item 2.CHANGES IN SECURITIES

There have been no changes in securities for the six months ended July 3, 1998.

Item 3.DEFAULTS UPON SENIOR SECURITIES

There are no senior securities and accordingly, there are no defaults for the six months ended July 3, 1998.

Item 4.SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders for the six months ended July 3, 1998.

Item 5.OTHER INFORMATION

There is no other information to report for the six months ended July 3, 1998.

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


12