Form 10-Q
period 1998-09-30
SUPER 8 MOTELS TEXAS LTD
filed 1998-12-04
CIK 313299

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C.  20549


	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended							Commission
File
Number
October 2, 1998								0-
9708

              SUPER 8 MOTELS TEXAS, LTD.
     (Exact name of registrant as specified in its charter)

State of Organization TEXAS		IRS Identification No.
74-2062237

P. O. Box 969, Rockwall, TX             75087-0969
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (972)
771-6783



Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X
 No






	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	October 2, 1998

	CONTENTS

PART I.  FINANCIAL INFORMATION					Page

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets								 3

Statement of Operations
  Three Months ended October 2, 1998 and
  September 26, 1997                   			 4

Statement of Operations
  Nine Months ended October 2, 1998 and
  September 26, 1997                   			 5

Statement of Partners' Equity					 6

Statement of Cash Flows
  Nine Months ended October 2, 1998 and
  September 26, 1997				      	 7

Notes of Financial Statements				  8 - 10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITIONS AND RESULTS OF
 OPERATIONS						  11 -12

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING					     13

ITEM 2.  CHANGES IN SECURITIES					13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES			13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
 HOLDERS								13

ITEM 5.  OTHER INFORMATION						13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K			13







	SUPER 8 MOTELS TEXAS. LTD.
	(A Limited Partnership)
	BALANCE SHEETS
	October 2, 1998 and January 2, 1998

ASSETS					1998			1997
Unaudited
CURRENT ASSETS
   Cash                     $	442,300       $319,111
 	Accounts Receivable, net
of allowance for doubtful
   accounts of $7,000 in 1998
   and $7,000 in 1997 	115,245	 83,685
Prepaid expenses	 44,315	 20,630

Total current assets	601,860	423,426

PROPERTY AND EQUIPMENT
Land	769,800	769,800
Building and
      improvements          2,552,257      2,539,443
Furniture and equipment	512,857	496,345
                         3,834,914      3,805,588
Accumulated Depreciation 1,449,647      1,336,157
                         2,385,267      2,469,431
OTHER ASSETS	 22,054  	 24,162
                        $3,009,181     $2,917,019

LIABILITIES AND PARTNERS? EQUITY
CURRENT LIABILITIES
Current portion of
    mortgage payable       $	 45,000     $   45,000
Accounts payable	123,564	 84,294
Sales tax payable	 46,096	 43,315
Property taxes payable	 39,562	 50,485
Accrued compensation	 20,651	 20,711
Accrued interest payable	  1,414	  1,577

Total current liabilities	276,287	245,382


MORTGAGE PAYABLE
less current portion	203,088	236,838

PARTNERS? EQUITY             2,529,806      2,434,799
                        $3,009,181     $2,917,019

The accompanying notes are an integral part of this statement.





	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	STATEMENTS OF OPERATIONS
	FOR THE THREE MONTH PERIODS ENDED
          October 2, 1998 and September 26, 1997

	(Unaudited)
1998	1997

AVERAGE ROOM RATE	$40.81	$38.01
OCCUPANCY PERCENTAGE	84.8%	87.7%

Revenues
Room rentals	396,783	382,107
Other	 14,536	 15,145
411,319	397,252
Expenses
Departmental:
Rooms	112,820	112,214
Other	  4,909	  5,087
General and administrative  65,340	 60,312
Sales	  8,797	 12,733
Franchise fees	 33,776	 32,538
Utilities	 32,888	 28,589
Maintenance & Repair	 29,015	 22,407
Management fees	 23,283	 23,063
Depreciation	 37,830	 37,856
Amortization	    702	    702
Property taxes	 13,180	 12,497
Insurance	  7,359	  6,945
Interest	  7,118	  8,319
377,017	363,262

NET INCOME (LOSS)            $ 34,302      $  33,990



The accompanying notes are an integral part of this statement


             SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)

	STATEMENTS OF OPERATIONS
	FOR THE NINE MONTH PERIODS ENDED
           October 2, 1998 and September 26, 1997

	(Unaudited)
1998	1997

AVERAGE ROOM RATE	$40.76	$38.39
OCCUPANCY PERCENTAGE	87.1%	89.0%

Revenues
Room rentals             1,220,496      1,175,783
Other	 40,845	 48,088
	                         1,261,341      1,223,871
Expenses
Departmental:
Rooms	345,705	328,998
Other	 14,727	 16,638
General and administrative 218,954	187,745
Sales	 33,054	 37,117
Franchise fees	103,903	100,298
Utilities	 84,894	 84,491
Maintenance & Repair	 91,230	 74,232
Management fees	 70,944	 72,453
Depreciation	113,490	113,568
Amortization	  2,108	  2,108
Property taxes	 40,337	 37,513
Insurance	 24,832	 22,212
Interest	 22,156	 25,648
1,166,334      1,103,021

NET INCOME (LOSS)            $ 95,007      $ 120,850


The accompanying notes are an integral part of this statement.



	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	STATEMENT OF PARTNERS' EQUITY
	FOR THE NINE MONTH PERIODS ENDED
               October 2,1998 and September 26, 1997
	(Unaudited)

General	Limited		Partners
  Partners	Total

Balance -
 December 27, 1996	$(18,793)	$2,298,569 $2,279,776

Net Income (Loss) -
  Three Months Ended
  March 28, 1997	     308 	    30,534     30,842

Net Income (Loss) -
  Three Months Ended
  June 27, 1997	     560 	    55,458     56,018

Net Income (Loss) -
  Three Months Ended
  September 26, 1997	     340 	    33,650     33,990

Balance -
  September 26, 1997	$(17,585)	$2,418,211	$2,400,626

Balance -
  January 2, 1998	$(17,243)	$2,452,042	$2,434,799

Net Income (Loss) -
  Three Months Ended
  April 3, 1998	     321	    31,764	    32,085

Net Income (Loss) -
  Three Months Ended
  July 3, 1998	     286	    28,334	    28,620

Net Income (Loss) -
  Three Months Ended
  October 2, 1998	     343	    33,959	    34,302

Balance -
  October 2, 1998	$(16,293)	$2,546,099	$2,529,806







The accompanying notes are an integral part of this statement.







	SUPER 8 MOTELS TEXAS, LTD.
	(A Limited Partnership)
	STATEMENT OF CASH FLOWS
	Nine Months Ended October 2, 1998 and September 26, 1997
(Unaudited)

1998	1997
Cash flows from
 operating activities
Net income (loss)	$ 95,007	$120,850
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in) operating
 activities
Depreciation and amortization	 115,598	 115,676
Change in operating assets and
 liabilities
Accounts receivable	 (31,560)	 (14,843)
Prepaid expenses	 (23,685)	  (8,285)
Other assets	   	     (30)
Accounts payable	  39,270  	  38,267
Sales tax payable	   2,781	  (1,437)
Property taxes payable	 (10,923)	 (12,859)
Accrued compensation	     (60)	  (5,872)
Accrued interest	    (163)	    (215)
Net cash provided by (used in)
 operating activities	 186,265      231,252
Cash flows from financing
 activities
Payments made on mortgage payable	 (33,750) 	 (33,750)
Net cash provided by (used in)
  financing activities	 (33,750)	 (33,750)

Cash flows from investing
 activities
Property additions	 (29,326)     (2,728)
Net cash provided by (used in)
 investing activities	 (29,326)     (2,728)

NET INCREASE (DECREASE) IN
 CASH	 123,189   	 194,774
Cash at beginning of year	 319,111	  37,456
Cash at end of period          $	 442,300	$232,230
Interest paid during the period	$ 22,319	$ 25,863



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

Franchise Fees


Effective June 30, 1994, the partnership received approval from Ramada Franchise Systems, Inc. to operate the facility as a Ramada Limited hotel for a term of fifteen years subject to Ramada having the right to terminate the license without cause effective on the fifth anniversary of the license. Prior to June 30, 1994, the Partnership paid to Super 8 Motels, Inc. monthly fees equal to 4% of its gross room revenue and contributed an additional 1% of its gross room revenues to an advertising fund administered by the franchisor. Effective June 30, 1994, the Partnership will pay to Ramada Franchise Systems, Inc. monthly fees equal to 3.5% of its gross room revenue for the first twelve months from the effective date of the Ramada license and 4% of its gross room revenue beginning in the thirteenth month through the balance of the license term. In addition, the partnership must contribute 4.5% of its gross room revenue to Ramada Inter-National Association for marketing, reservation systems and other assessments. Franchise fees were $103,903 and $100,298 for the nine months ended October 2, 1998 and September 26, 1997, respectively.

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

On June 1, 1989, an affiliate of one of the current General Partners assumed management of the hotel. For its services, the management company receives a base management fee equal to the greater of three percent (3%) of the Gross Revenues of the hotel or $36,000 per year. In addition to the base management fee, the management company receives an incentive management fee equal to ten percent (10%) of Gross Operating Profit. For the nine months ended October 2, 1998 and September 26, 1997, management fees were $70,944 and $72,453, respectively. Additionally, accounting service fees paid to another affiliate of a general partner were $29,250 and $21,000 for the nine months ended October 2, 1998 and September 26, 1997, respectively. Expense reimbursements to a general partner for expenses incurred were $5,810 and $10,574 for the nine months ended October 2, 1998 and September 26, 1997, respectively.

NOTE D - SIGNIFICANT CUSTOMER
The Partnership's revenues for the nine months ended October
2, 1998 and September 26, 1997 include amounts from a single customer of approximately $194,747 and $257,801, respectively.

NOTE E - MORTGAGE PAYABLE

In April 1994, the partnership entered into a mortgage note agreement to borrow $450,000 from a financial institution. The proceeds of this loan were used to complete the renovation of the facility to comply with the Ramada license requirements. Under terms of the agreement, the partnership is required to make monthly principal installments of $3,750 and interest on the outstanding principal balance at 2% above the financial institution?s prime lending rate. The mortgage note is collateralized by the hotel's property and equipment. As of October 2, 1998, the outstanding principal balance was $248,088, with a current portion of $45,000.
All unpaid principal is due in 2004. The payee may demand payment of the outstanding balance of the note on the six year, seven year, eight year and nine year anniversary dates of the note.



	SUPER 8 MOTELS TEXAS, LTD.

Item 2.MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Opinion of Management
In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of October 2, 1998 and September 26, 1997, and the results of operation and its cash flows for the periods then ended.

Liquidity
The General Partners believe that the Partnership's liquidity, defined as its ability to generate adequate amounts of cash to meet its cash needs, is satisfactory. The Partnership's primary source of liquidity is its revenue from operations, the cash provided from the sale of its restaurant in 1990 and the proceeds of the mortgage note incurred to finance the renovation of the hotel. The Partnership actively negotiated with the lessee of the restaurant building to sell the building to such lessee. Such sale took place on September 14, 1990. The contract sale price was $500,000. This sale provided a cash infusion to the property of $445,000 which was used to pay off delinquent taxes of $137,605, current taxes on the restaurant through September 14, 1990 of $14,160 and a $22,000 bank loan secured by the lease. As of October 2, 1998, the Partnership had cash and other current assets in the amount of $601,860 compared to $368,189 at September 26, 1997. Current liabilities were $276,287 at October 2,1998, compared to $230,397 at September 26, 1997.

Capital Resources
The partnership spent approximately $24,719, $62,636 and $6,606 in capital improvements to the hotel's facilities in 1997, 1996 and 1995, respectively. The partnership has spent $29,326 in capital improvements for the hotel during the first nine months of 1998. The partnership expects to spend an additional $75,000 in capital expenditures during the balance of this year. The hotel is now operating in full compliance with the Ramada Limited standards.

Results of Operations

The Partnership's hotel average occupancy rate for the nine month period ended October 2, 1998, was 87.1% compared to 89.0% for the nine month period ended September 26, 1997.
The average daily room rate for the nine month period ended
October 2, 1998, was $40.76 compared to $38.76 for the nine month period ended June 27,1997. Room Revenue for the nine month period ended October 2, 1998 was $1,220,496 compared to $1,175,783 for the nine month period ended September 26, 1997.

The airline employee and airline related lodging resulted in daily room rentals of approximately 50.0% of the hotel's 126 rooms for the nine month period ended October 2, 1998, compared to 52.0% for the nine month period ended September 26, 1997.




	SUPER 8 MOTELS TEXAS, LTD.

PART II - OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

There are no material pending legal proceedings.

Item 2.CHANGES IN SECURITIES

There have been no changes in securities for the nine months ended October 2, 1998.

Item 3.DEFAULTS UPON SENIOR SECURITIES

There are no senior securities and accordingly, there are no defaults for the nine months ended October 2, 1998.

Item 4.SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders for the nine months ended October 2, 1998.

Item 5.OTHER INFORMATION

There is no other information to report for the nine months ended October 2, 1998.

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


7